Form 10-Q
period 2023-06-30
Kodiak Gas Services, Inc.
filed 2023-08-10
CIK 1767042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-41732

Kodiak Gas Services, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	83-3013440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15320 Highway 105 W, Suite 210 Montgomery, Texas	77356
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including
area
code: (936)
539-3300

Securities
registered
pursuant
to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	KGS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐
No
☒
Indicate by check mark whether the registrant h
as
 submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
As of August
10
, 2023, the registrant had 77,400,000 shares of common stock, par value $0.01 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains, and our officers and representatives may from time to time make, “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding:

•	Expected operating results, such as revenue growth and earnings;

•	Anticipated levels of capital expenditures and uses of capital;

•	Current or future volatility in the credit markets and future market conditions;

•	Expectations of the effect on our financial condition of claims, litigation, environmental costs, contingent liabilities and governmental and regulatory investigations and proceedings;

•	Production and capacity forecasts for the natural gas and oil industry;

•	Strategy for customer retention, growth, fleet maintenance, market position, financial results; and

•	The amount and timing of future dividend payments;

•	Our interest rate hedges; and

•	Strategy for risk management.

Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	A reduction in the demand for natural gas and oil;

•	The loss of, or the deterioration of the financial condition of, any of our key customers;

•	Nonpayment and nonperformance by our customers, suppliers or vendors;

•	Competitive pressures that may cause us to lose market share;

•	The structure of our Compression Operations contracts and the failure of our customers to continue to contract for services after expiration of the primary term;

•	Our ability to make acquisitions on economically acceptable terms;

•	Our ability to fund purchases of additional compression equipment;

•	A downturn in the economic environment, as well as inflationary pressures;

•	Tax legislation and administrative initiatives or challenges to our tax positions;

•	The loss of key management, operational personnel or qualified technical personnel;

•	Our dependence on a limited number of suppliers;

•

The cost of compliance with existing governmental regulations and proposed governmental regulations, including climate change legislation and regulatory initiatives and stakeholder pressures, including ESG scrutiny;

•	The inherent risks associated with our operations, such as equipment defects and malfunctions;

•	Our reliance on third-party components for use in our IT systems;

•	Legal and reputational risks and expenses relating to the privacy, use and security of employee and client information;

•	Threats of cyber-attacks or terrorism;

•	Our credit agreement contains features that may limit our ability to operate our business and fund future growth and also increases our exposure to risk during adverse economic conditions;

•	Volatility in interest rates;

•	Our ability to access the capital and credit markets or borrow on affordable terms to obtain additional capital that we may require;

•	The effectiveness of our disclosure controls and procedures; and

•

Such other factors as discussed throughout the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our final prospectus filed with the U.S Securities and Exchange Commission (the “SEC”) on June 30, 2023 pursuant to Rule 424(b)(4) and the “throughout Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of such prospectus and and Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023.

Any forward-looking statement made by us in this Report is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by applicable law, we undertake no obligation to publicly update any forward-looking statement whether as a result of new information, future developments or otherwise.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	As of June 30, 2023	As of December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$41,371	$20,431
Accounts receivable, net	119,254	97,551
Inventories, net	76,813	72,155
Fair value of derivative instruments	—	823
Contract assets	4,513	3,555
Prepaid expenses and other current assets	20,201	9,520

Total current assets	262,152	204,035
Property, plant and equipment, net	2,486,846	2,488,682
Operating lease right-of-use assets, net	34,799	9,827
Goodwill	305,553	305,553
Identifiable intangible assets, net	127,625	132,362
Fair value of derivative instruments	43,811	64,517
Other assets	577	564

Total assets	$3,261,363	$3,205,540

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,100	$37,992
Accrued liabilities	88,440	93,873
Contract liabilities	86,258	57,109

Total current liabilities	209,798	188,974
Long-term debt, net of unamortized debt issuance cost	2,769,355	2,720,019
Operating lease liabilities	29,970	6,754
Deferred tax liabilities	57,916	57,155
Other liabilities	1,449	3,545

Total liabilities	3,068,488	2,976,447

Commitments and contingencies (Note 13)
Stockholders’ Equity:
Common stock, par value $0.01 per share; 750,000,000 shares of common stock authorized, 59,000,000 shares of common stock issued and outstanding as of June 30, 2023 and December 31, 2022	590	590
Additional paid-in capital	—	33,189
Retained earnings	192,285	195,314

Total stockholders’ equity	192,875	229,093

Total liabilities and stockholders’ equity	$3,261,363	$3,205,540

See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Compression O perations	$181,619	$162,808	$359,316	$320,303
Other S ervices	21,687	14,343	34,102	25,189

Total revenues	203,306	177,151	393,418	345,492
Operating expenses:
Cost of operations (exclusive of depreciation and amortization shown below):
Compression O perations	65,017	58,336	127,787	111,273
Other S ervices	18,099	11,774	27,087	20,601
Depreciation and amortization	45,430	43,397	90,327	85,802
Selling, general and administrative expenses	13,438	11,740	26,523	21,570
Gain on sale of fixed assets	(738)	—	(721)	(7)

Total operating expenses	141,246	125,247	271,003	239,239

Income from operations	62,060	51,904	122,415	106,253
Other income (expenses):
Interest expense, net	(60,964)	(36,829)	(119,687)	(62,469)
Realized gain on derivatives	25,835	—	25,835	—
Unrealized (loss) gain on derivatives	(3,595)	(3,386)	(21,529)	32,822
Other income (expense)	32	(7)	1	9

Total other expenses	(38,692)	(40,222)	(115,380)	(29,638)

Income before income taxes	23,368	11,682	7,035	76,615
Income tax expense	5,851	2,781	1,861	18,159

Net income	$17,517	$8,901	$5,174	$58,456

Earnings per share:
Basic and diluted earnings per share	$0.30	$0.15	$0.09	$0.99
Weighted-average shares outstanding - basic and diluted	59,000,000	59,000,000	59,000,000	59,000,000
See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity

Balance, January 1, 2022	59,000,000	$590	$871,403	$88,078	$960,071
Equity compensation	—	—	(136)	619	483
Net income, as restated	—	—	—	49,555	49,555

Balance, March 31, 202 2, as restated	59,000,000	$590	$871,267	$138,252	$1,010,109

Distribution to parent	—	—	(838,000)	—	(838,000)
Net income	—	—	—	8,901	8,901

Balance, June 30, 2022	59,000,000	$590	$33,267	$147,153	$181,010

Balance, January 1, 2023	59,000,000	$590	$33,189	$195,314	$229,093
Equity compensation	—	—	(193)	879	686
Net loss	—	—	—	(12,343)	(12,343)

Balance, March 31, 2023	59,000,000	$590	$32,996	$183,850	$217,436

Distribution to parent			(33,189)	(9,111)	(42,300)
Equity compensation	—	—	193	29	222
Net income	—	—	—	17,517	17,517

Balance, June 30, 2023	59,000,000	$590	$—	$192,285	$192,875

See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$5,174	$58,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	90,327	85,802
Stock-based compensation expense	908	619
Amortization of debt issuance costs	11,071	5,212
Non-cash lease expense	1,786	1,365
Provision for credit losses	2	85
Inventory reserve	250	250
Gain on sale of fixed assets	(721)	(7)
Unrealized loss (gain) on derivatives	21,529	(32,822)
Deferred tax provision	761	14,974
Changes in operating assets and liabilities:
Accounts receivable, net	(21,705)	(11,367)
Inventories	(4,907)	(5,302)
Contract assets	(958)	(3,051)
Prepaid expenses and other current assets	(10,681)	(314)
Accounts payable	10,954	6,436
Accrued and other liabilities	(14,971)	854
Contract liabilities	29,149	6,457

Net cash provided by operating activities	117,968	127,647

Cash flows from investing activities:
Purchase of capital assets	(94,034)	(145,952)
Proceeds from sale of capital assets	1,055	13
Investment in fund	(24)	(24)
Other	10	13

Net cash used in investing activities	(92,993)	(145,950)

Cash flows from financing activities:
Borrowings on debt instruments	499,279	1,221,161
Payments on debt instruments	(428,812)	(345,465)
Payment of debt issuance cost	(32,202)	(27,561)
Distributions to parent	(42,300)	(838,000)

Net cash (used in) provided by financing activities	(4,035)	10,135

Net increase (decrease) in cash and cash equivalents	20,940	(8,168)
Cash and cash equivalents - beginning of period	20,431	28,795

Cash and cash equivalents - end of period	$41,371	$20,627

Supplemental cash disclosures:
Cash paid for interest	$116,370	$52,204
Cash paid for taxes	$5,726	$1,836
Supplemental disclosure of non-cash investing activities:
Change in accrued capital expenditures	$9,946	$1,931
See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Organization and Description of Business
Kodiak Gas Services, Inc. (together with its subsidiaries, referred to as “Kodiak” or the “Company”) began its operations in 2011. On February 8, 2019, Kodiak was acquired by entities affiliated with EQT AB Group. On October 24, 2019, the Company acquired Pegasus Optimization Managers, LLC, a provider of natural gas compression operations.
The Company is an operator of contract compression infrastructure in the U.S, primarily in the Permian Basin and Eagle Ford Shale with additional operations in the Powder River Basin,
Mid-Continent
Region, DJ Basin, Appalachian Basin, Barnett Shale / East Texas Region and Black Warrior Basin. The Company operates its compression units under stable, fixed-revenue contracts with upstream and midstream customers. The Company manages its business through two operating segments: Compression Operations and Other Services. Compression Operations consists of operating Company-owned and customer-owned compression infrastructure for its customers to enable the production, gathering and transportation of natural gas and oil. Other Services consists of station construction, maintenance and overhaul, and other ancillary time and material-based offerings. See Note 18 (“Segments”).
Stock Split
On June 20, 2023, Kodiak’s board of directors approved a
590,000-for-1
split (the “Stock Split”)
of the Company’s

common stock. Prior to the consummation of the initial public offering of the Company’s common stock (the “IPO”), the Company was 100% owned by its Parent, Frontier TopCo Partnership, L.P. (“Kodiak Holdings”). The Stock Split became effective upon filing of the Company’s Amended and Restated Certificate of Incorporation on June 28, 2023 in connection with the IPO. The par value of the Company’s common stock was not adjusted as a result of the Stock Split, however, the number of shares that the Company is authorized to issue increase
d to
750,000,000
. As a result of the Stock Split,
59,000,000
shares of common stock were outstanding. All share and per share data shown in the accompanying condensed consolidated financial statements and related notes has been retroactively revised to give effect to the Stock Split for all periods presented.
IPO
On June 28, 2023, Kodiak’s Registration Statement on Form
S-1
relating to the IPO was declared effective by the U.S. Securities and Exchange Commission (“SEC”) and the shares of its common stock began trading on the New York Stock Exchange on June 29, 2023. On July 3, 2023, Kodiak
issued and sold 16,000,000 shares of common stock at a price to the public of $16.00 per share. Kodiak received net proceeds of approximately $231.4 million, after deducting expenses and underwriting discounts and commissions payable by the Company.
2. Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the accrual basis using accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished reflects all normal recurring adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in Kodiak’s latest annual financial statements included in Kodiak’s final prospectus filed with the SEC on June 30, 2023 pursuant to Rule 424(b)(4) (the "IPO Prospectus"), which contain a more comprehensive summary of the Company’s accounting policies. The interim results reported herein are not necessarily indicative of results for a full year.
These unaudited condensed consolidated financial statements include the accounts of Kodiak and its wholly owned
subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.
Restatement of Previously Issued Financial Statements
During the preparation and review of the unaudited interim condensed consolidated financial statements for the three and six month periods ended June 30, 2023 and 2022, the Company identified a previously corrected adjusting entry that should have been recorded in the three months ended March 31, 2022. This entry was specific to the unrealized (loss) gain on derivatives and does not impact the six month period ended June 30, 2022 financial statements and does not impact the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2022. See Note 10—Derivative Instruments.
The
foregoing error had no effect on the Company’s revenue and financial covenants. The error does not impact the Company’s cash or liquidity. Similarly, the error did not have an impact on the Company’s operations or business fundamentals.
The Company assessed the materiality of the error in its historical unaudited interim condensed consolidated financial statements in accordance with Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections, and concluded that the previously issued unaudited condensed consolidated financial statements for the three months ended March 31, 2022 should be restated. The Company corrected for the error by restating amounts previously presented and disclosed in the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022. A summary of the effect of the restatements on the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022 is as follows (
in thousands, except per share data
):
Unaudited Condensed Consolidated Statement of Operations

For the three months ended March 31, 2022	As Previously Reported	Restatement Adjustments	As Restated
Unrealized gain on derivatives	$7,838	$28,370	$36,208
Income Tax Expense	8,624	6,754	15,378

Net Income	27,939	21,616	49,555

Basic and diluted earnings per share	$279,390	$216,160	$495,550

Unaudited Condensed Consolidated Statement of Shareholders’ Equity

As of March 31, 2022	As Previously Reported	Restatement Adjustments	As Restated
Retained Earnings	$116,636	$21,616	$138,252

Total stockholder’s equity	$988,493	$21,616	$1,010,109

Unaudited Condensed Consolidated Statement of Cash Flows

For the three months ended March 31, 2022	As Previously Reported	Restatement Adjustments	As Restated
Net income	$27,939	$21,616	$49,555
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Unrealized loss (gain) on derivatives	(7,838)	(28,370)	(36,208)
Deferred tax provision	7,104	6,754	13,858
Changes in Operating assets and liabilities
Prepaid Expenses and other current assets	1,032	(14,185)	(13,153)
Accrued and other liabilities	(6,713)	14,185	7,472

Net cash provided by operating activities	$54,796	$—	$54,796

Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2016-13,
Financial Instruments—Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments
which changes the impairment model for financial assets measured at amortized cost and certain other instruments, including trade and other receivables, held-to-maturity
debt securities and loans, and requires entities to use a new current expected credit loss model that will result in earlier recognition of allowance for losses. The Company adopted this Topic 326 on January 1, 2023. The adoption of this amendment did not have a material impact on the Company’s con solid
ated financial statements.
3. Revenue Recognition
The following table disaggregates the Company’s revenue by type and timing of provision of services or transfer of goods
(in thousands)
:

	Three Months Ended June 30,
	2023	2022
Services provided over time:
Compression O perations	$179,740	$159,788
Other S ervices	18,357	13,422

Total services provided over time	198,097	173,210

Services provided or goods transferred at a point in time:
Compression O perations	1,879	3,020
Other S ervices	3,330	921

Total services provided or goods transferred at a point in time	5,209	3,941

Total revenue	$203,306	$177,151

	Six Months Ended June 30,
	2023	2022
Services provided over time:
Compression O perations	$354,616	$315,361
Other S ervices	28,275	22,770

Total services provided over time	382,891	338,131

Services provided or goods transferred at a point in time:
Compression O perations	4,700	4,942
Other S ervices	5,827	2,419

Total services provided or goods transferred at a point in time	10,527	7,361

Total revenue	$393,418	$345,492

The Company derives its revenue from contracts with customers, which comprise the following revenue streams:
Compression Operations
Compression Operations consists of operating Company-owned and customer-owned compression infrastructure for the Company’s customers, pursuant to fixed-revenue contracts enabling the production, gathering and transportation of natural gas and oil.
Compression Operations for Company-owned, as well as customer-owned, compressors are generally satisfied over time as services are rendered at selected customer locations on a monthly basis and based upon specific performance criteria identified in the applicable contract. Terms are typically one to seven years and at the end of the term, transition to a month-to-month
contract if not cancelled by either party. The monthly service for each location is substantially the same service month-to-month over the service contract term. The progress and performance of the service are measured consistently using a straight-line, time-based method as each month passes, because the performance obligations are satisfied evenly over the contract term as the customer simultaneously receives and consumes the benefits provided by the service.

If variable consideration exists, it is allocated to the distinct monthly service within the series to which such variable consideration relates. The Company has elected to apply the invoicing practical expedient to recognize revenue for such variable consideration, as the invoice corresponds to the value transferred to the customer based on the Company’s performance completed to date.
Service revenue earned primarily on freight and crane charges that are directly reimbursable by the Company’s customers is recognized at the point in time the service is provided and control is transferred to the customer. At such time, the customer has the ability to direct the use of the benefits of such service after the performance obligation is satisfied. The amount of consideration the Company receives and revenue the Company recognizes is based upon the invoice amount.
There are typically no material obligations for returns, refunds, or warranties. The Company’s standard contracts do not usually include non-cash
consideration.
Other Services
This revenue stream primarily relates to compressor station construction services provided to certain customers and services provided based on time, parts and/or materials with customers.
For most of the Company’s construction contracts, the Company integrates a significant set of tasks and components into a single contract for its customers. Hence, the entire contract is accounted for as one performance obligation. The Company recognizes revenue over time as the Company performance creates or enhances an asset that the customer controls.
For construction services, revenue is recognized using an input method. Measure of the progress towards satisfaction of the performance obligation is based on the actual amount of labor and material costs incurred. The amount of the transaction price recognized as revenue is determined by multiplying the transaction price by the ratio of actual costs incurred to total estimated costs expected for the construction services. Judgment is involved in the estimation of the progress toward completion. Any adjustments to the measure of the progress toward completion is accounted for on a prospective basis. Changes to the scope of service are recognized as an adjustment to the transaction price in the period in which the change occurs.
Services provided based on time spent, parts and/or materials is generally short-term in nature and labor rates and parts pricing is agreed upon prior to commencing the service. As revenue is recognized when time passes, this revenue is recognized at the point and time when the service is rendered.
Contract Assets and Liabilities
The Company recognizes a contract asset when the Company has the right to consideration in exchange for goods or services transferred to a customer. Contract assets are transferred to trade receivables when the rights become unconditional. The Company had contract assets of $
4.5

million, $1.1 million and $
3.6
million as of June 30, 2023, March 31, 2023 and December 31, 2022
, respectively.
The Company records contract liabilities when cash payments are received or due in advance of performance. The Company’s contract liabilities w ere
 $
86.3 million and $57.1
million, as of June 30, 2023 and December 31, 2022, respectively. As of January 1, 2023 and 2022, the beginning balance
s
for contract
liabilities were
$57.1 million and $51.2
 million, respectively, all of which was recognized as revenue in the six months ended June 30, 2023 and 2022, respectively.
Performance Obligations
As of June 30, 2023, the aggregate amount of transaction price allocated to unsatisfied
p
erformance obligations related to the Company’s revenue for the Compression Operations segment is $1.1 billion. The Company expects to recognize these remaining performance obligations as follows
(in thousands)
:

	Remainder of 2023	2024	2025	2026	2027 and thereafter	Total
Remaining performance obligations	$312,116	$461,662	$221,345	$94,796	$50,984	$1,140,903

4. Accounts Receivable, net
Accounts receivable, net consist of the following (
in thousands
):

	As of June 30,	As of December 31,
	2023	2022

Accounts receivable	$120,203	$98,500
Allowance for credit losses	949	949

Accounts receivable, net	$119,254	$97,551

5. Inventories
Inventories consist of the following (
in thousands
):

	As of June 30,	As of December 31,
	2023	2022

Non-serialized parts	$66,252	$61,082
Serialized parts	10,561	11,073

Total inventories	$76,813	$72,155

6. Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following (
in thousands
):

	As of June 30,	As of December 31,
	2023	2022

Compression equipment	$3,049,309	$2,973,599
Trailers and vehicles	8,341	7,193
Field equipment	17,919	15,501
Technology hardware and software	9,736	6,698
Leasehold improvements	2,646	1,947
Shipping containers	3,267	3,137
Furniture and fixtures	1,564	1,519
Capital lease	683	981

Total property and equipment, gross	3,093,465	3,010,575
Less: accumulated depreciation	(606,619)	(521,893)

Property, plant and equipment, net	$2,486,846	$2,488,682

Depreciation expense was $43.0 million and $85.6 million for the three and six months ended June 30, 2023, respectively, and is recorded within depreciation and amortization on the accompanying condensed consolidated statements of operations. Depreciation expense was $41.0 million and $81.1 million for the three and six months ended June 30, 2022, respectively.
7. Goodwill and Identifiable Intangible Assets, Net
There were no changes in the carrying amount of goodwill during the six months ended June 30, 2023. All of the goodwill was allocated to the Company’s Compression Operations reporting unit.

The Company’s identifiable intangible assets consist of the following as of June 30, 2023 and December 31, 2022 (
in thousands
):

	As of June 30, 2023
	Original Cost	Accumulated Amortization	Net Amount	Remaining Weighted Average Amortization Period (years)
Trade name	$13,000	$(2,856)	$10,144	15.6
Customer relationships	150,000	(32,519)	117,481	13.3

Total identifiable intangible assets	$163,000	$(35,375)	$127,625

	As of December 31, 2022
	Original Cost	Accumulated Amortization	Net Amount	Remaining Weighted Average Amortization Period (years)
Trade name	$13,000	$(2,531)	$10,469	16.1
Customer relationships	150,000	(28,107)	121,893	13.8

Total identifiable intangible assets	$163,000	$(30,638)	$132,362

Amortization expense was $2.4 million and $4.7 million for each of the three and six months ended June 30, 2023 and 2022 and is recorded within depreciation and amortization on the condensed consolidated statements of operations.
At June 30, 2023, the following is a summary of future minimum amortization expense for identified in
t
angible assets (
in thousands
):

Amount
Years ending December 31,
Remainder of 2023	$4,737
2024	9,474
2025	9,474
2026	9,474
2027	9,474
Thereafter	84,992

Total	$127,625

8. Long-Lived and Other Asset Impairment
Long-lived assets, including property, plant, and equipment, and other finite-lived identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances, including the removal of compressors from the active fleet, indicate that the carrying amount of an asset may not be recoverable. Such events and changes may include significant changes in performance relative to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in the Company’s business strategy, among others. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to estimated future undiscounted net cash flows expected to be generated by the asset. Impairment losses are recognized in the period in which the impairment occurs and represent the excess of the asset carrying value over its estimated future discounted net cash flows. No impairment was recorded for the six months ended June 30, 2023 and 2022. For the six months ended June 30, 2023 and 2022, no triggering event for any long-lived assets was identified.

9. Debt and Credit Facilities
Debt consists of the following
(in thousands)
:

	As of June 30,	As of December 31,
	2023	2022

ABL Facility	$1,824,691	$1,754,224
Term loan	1,000,000	1,000,000

Total debt outstanding	2,824,691	2,754,224
Less: unamortized debt issuance cost	(55,336)	(34,205)

Long-term debt, net of unamortized debt issuance cost	$2,769,355	$2,720,019

ABL Facility
As of January 1, 2022, a wholly-owned subsidiary of Kodiak had a revolving-asset backed loan credit facility (the “ABL Facility”) with unaffiliated secured lenders and JPMorgan Chase Bank, N.A., as administrative agent.
On May 19, 2022, wholly-owned subsidiaries of Kodiak entered into the Third Amendment to the Third Amended and Restated Credit Agreement which mainly served to amend the applicable rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”) and allow for the return of capital to the stockholders of Kodiak in the amount of $838 million by increasing borrowings on the ABL Facility by $225 million, increasing the Term Loan by $600 million and utilizing $13 million of cash on hand. In addition
, the ABL Facility size was increased
from $1.875 billion to $2.050 billion to increase available liquidity under the facility. New lender fees and costs totaling $13.2 million were incurred as a result of the amendment and will be amortized over the life of the loans to interest expense.
On March 22, 2023, wholly-owned subsidiaries of Kodiak entered into the Fourth Amended and Restated Credit Agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended or restated from time to time, the “ABL Credit Agreement”) which mainly served to extend the maturity date from June 2024 to March 2028. The total facility size was increased from $2.050 billion to $2.200 billion to increase available liquidity under the facility. New lender fees and costs totaling $31.8 million were incurred and will be amortized over the life of the loans to interest expense. An additional $4.2 million in accrued interest related to exiting lenders was expensed and paid in the period. The remaining unamortized deferred financing costs of $1.2 million associated with the exiting lenders was written-off
in the period.
Pursuant to the ABL Credit Agreement, the Company must comply with certain restrictive covenants, including a minimum fixed charge coverage ratio of 1.1x and a maximum
Leverage Ratio
. The maximum
Leverage Ratio
(calculated based on the ratio of Consolidated Total Debt to Consolidated EBITDA, each as defined in the ABL Credit Agreement) is 7.25x through the first quarter of 2023; 7.00x thereafter through the third quarter of 2023; 6.75x thereafter through the first quarter of 2024; and 6.50
x in the second quarter of 2024 and thereafter. All loan amounts are collateralized by essentially all the assets of the Company. The Company was in compliance with all covenants as of June 30, 2023 and December 31, 2022.
The ABL Credit Agreement also restricts the Company’s ability to: incur additional indebtedness and guarantee indebtedness; pay dividends or make other distributions or repurchase or redeem equity interests; prepay, redeem or repurchase certain debt; issue certain preferred units or similar equity securities; make loans and investments; sell, transfer or otherwise dispose of assets; incur liens; enter into transactions with affiliates; enter into agreements restricting the Company’s restricted subsidiaries’ ability to pay dividends; enter into certain swap agreements; amend certain organizational documents; enter into sale and leaseback transactions; and consolidate, merge or sell all or substantially all of the Company’s assets.
The applicable interest rates as of June 30, 2023 were 10.25% (prime rate plus 2.00%
) and 8.34% (Term SOFR rate plus 0.10% plus 3.00%). The applicable interest rates as of December 31, 2022 were 9.50% (prime rate plus 2.00%
) and 7.60% (Term SOFR rate plus 0.10% plus 3.00%).

1
0

The ABL Facility is a “revolving credit facility” that includes a lock box arrangement whereby, under certain events, remittances from customers are forwarded to a bank account controlled by the administrative agent and are applied to reduce borrowings under the facility. One such event includes “Cash Dominion” and occurs when availability under the agreement falls below a specified threshold (i.e., the greater of $200.0 million or 10% of the aggregate commitments at such time of event). As of June 30, 2023 and December 31, 2022, availability under the agreement was in excess of the specified threshold and as such the entire balance was classified as long-term in accordance with its maturity.
Term Loan
As of January 1, 2022, a wholly-owned subsidiary of Kodiak had a term loan (the “Term Loan”) pursuant to a credit agreement with unaffiliated unsecured lenders and Wells Fargo Bank, N.A., as administrative agent. In May 2022, the Company completed a recapitalization and return of capital of $838 million to stockholders of Kodiak primarily by increasing the borrowings from the ABL Facility by $225 million and the Term Loan by $600 million per the Amended and Restated Term Loan Credit Agreement entered into by the Company on May 19, 2022 (as amended from time to time, the “Term Loan Credit
Agreement”) and utilizing $13 million of cash on hand.
New lender fees and costs totaling $14.6 million were incurred for this amendment and will be amortized over the life of the loans to interest expense.
On March 31, 2023, the Company’s wholly-owned subsidiary entered into the First Amendment to the Amended and Restated Term Loan Credit Agreement pursuant to which the maturity date was extended to September 22, 2028. Lender fees and costs totaling $0.75 million were incurred for this amendment and will be amortized over the life of the loans to interest expense.
Pursuant to the First Amendment to the Amended and Restated Term Loan Credit Agreement, the Company must comply with certain restrictive covenants, including a maximum
Leverage Ratio
. The maximum
Leverage Ratio
 (calculated based on the ratio of Consolidated Total Debt to Consolidated EBITDA, each as defined in the Term Loan Credit Agreement) was 7.50x through the first quarter of 2023; 7.25x thereafter through the third quarter of 2023; 7.00x thereafter through the first quarter of 2024; 6.75x thereafter through the first quarter of 2025; 6.50x thereafter through the first quarter of 2026; 6.25x thereafter through the fourth quarter of 2026; and 6.00x in the first quarter of 2027 and thereafter. The Company was in compliance with all financial covenants as of June 30, 2023 and December 31, 2022.
Borrowings under the Term Loan
bear

the following applicable rates: interest rates
are
based on 6.00% plus an alternate base rate and 7.00% plus an adjusted eurocurrency rate for alternate base rate loans and eurocurrency loans, respectively.
The applicable interest rates were
12.16% and 10.67% as of June 30, 2023 and December 31, 2022, respectively.
Commencing with the fiscal year ending December 31, 2023, an excess cash flow payment that would reduce the principal balance of the Term Loan would have potentially been due 120 days following the end of each fiscal year. This excess cash flow payment was based on the Leverage Ratio (calculated based on the ratio of Consolidated Total Debt to Consolidated EBITDA, each as defined in the Term Loan Credit Agreement) at year end. Based on the calculated ratio, a payment percentage would have been applied to the excess cash flow to determine the amount, if any, due.
The Term Loan Credit Agreement
restricts
certain of Kodiak’s wholly-owned subsidiaries’ ability to
:
incur additional indebtedness and guarantee indebtedness; pay dividends or make other distributions or repurchase or redeem equity interests; prepay, redeem or repurchase certain debt; issue certain preferred units or similar equity securities; make loans and investments; sell, transfer or otherwise dispose of assets; incur liens; enter into transactions with affiliates; enter into agreements restricting such restricted subsidiaries’ ability to pay dividends; enter into certain swap agreements; amend certain organizational documents; enter into sale and leaseback transactions; and consolidate, merge or sell all or substantially all of such subsidiaries’ assets.

1
1

As of June 30, 2023, the scheduled maturities, without consideration of potential mandatory prepayments, of the long-term debt were as follows (
in thousands
):

Amount
Years ended December 31,
Remainder of 2023	$—
2024	—
2025	—
2026	—
2027	—
Thereafter	2,824,691

Total	$2,824,691

On July 3, 2023, in connection with the IPO, a subsidiary of Kodiak entered into a Novation, Assignment, and Assumption Agreement with Kodiak Holdings, pursuant to which all of the Company’s remaining obligations under the Term Loan were assumed by Kodiak Holdings, and the Company’s obligations thereunder were terminated effective July 3, 2023. The Company is no longer a borrower or guarantor under, nor otherwise obligated with respect to the debt outstanding under the Term Loan. See Note 19 (“Subsequent Events”) for further details.
Deferred Financing Costs
There were unamortized debt issuance costs of $55.3 million and $34.2 million at June 30, 2023 and December 31, 2022, respectively, which are being amortized over the terms of the ABL Facility and Term Loan. Amortization expense related to these costs of $5.6 million and $11.1 million for the three and six months ended June 30, 2023, are included in interest expense in the accompanying condensed consolidated statements of operations. Amortization expense was $3.4 million and $5.2 million for the three and six months ended June 30, 2022.
10. Derivative Instruments
The Company has entered into interest rate swaps exchanging variable interest rates for fixed interest rates and interest rate collars that fix interest rates within a range through the simultaneous purchase of an interest rate cap and sale of an interest rate floor. The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative or trading purposes. The Company’s cash flow is only impacted when the actual settlements under the derivative contracts result in the Company making a payment to or receiving a payment from the counterparty. Cash flows from all derivative activity for the periods presented appear in the operating section on the condensed consolidated statements of cash flows.
As a result of the increase to the ABL Facility and Term Loan during the year ended 2022, the Company entered into an additional $975.0 million notional amounts of interest rate swaps to comply with hedging requirements set forth in the credit agreements.
On June 29, 2023, the Company terminated all interest rate swaps and collars attributable to the Term Loan and recognized a realized gain of $25.8 million during the period ended June 30, 2023 (the “Term Loan Derivative Settlement”).

1
2

The table below summarizes information related to the notional amount and maturity dates for interest rate swaps at June 30, 2023:

Notional Amount	Maturities
$125,000,000	12/4/2024
$225,000,000	12/5/2024
$200,000,000	6/14/2025
$125,000,000	12/6/2025
$175,000,000	6/14/2026
$125,000,000	6/22/2026
$125,000,000	12/6/2026
$75,000,000	5/18/2027
$100,000,000	5/19/2027
$200,000,000	5/19/2027
$125,000,000	12/6/2027
Of the total notional amount of $1.6
b
i
l
l
i
o
n
, $0.4
b
i
llion
 is related to forward dated interest rate swaps with an effective date after June 30, 2023.
The following tables set forth the Company’s assets that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy and classification of the Company’s derivative instruments not designated as hedging instruments on the accompanying condensed consolidated balance sheets (
in thousands
):

	As on June 30, 2023
	Level 1	Level 2	Level 3	Total
Current assets:
Interest rate swaps	$—	$—	$—	$—

Total current assets	$—	$—	$—	$—

Non-current assets:
Interest rate swaps	$—	$43,811	$—	$43,811

Total non-current assets	$—	$43,811	$—	$43,811

Total	$—	$43,811	$—	$43,811

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Current assets:
Interest rate swaps	$—	$823	$—	$823

Total current assets	$—	$823	$—	$823

Non-current assets:
Interest rate swaps	$—	$48,955	$—	$48,955
Interest rate collars	—	15,562	—	15,562

Total non-current assets	$—	$64,517	$—	$64,517

Total	$—	$65,340	$—	$65,340

1
3

The following table summarizes the effects of the Company’s derivative instruments in the condensed consolidated statements of operations (
in thousands
):

Derivative Instruments Not Designated as Hedging Instrument	Location of Gain (Loss) Recognized	Three Months Ended June 30,
		2023	2022

Interest rate swaps	Unrealized (loss) gain on derivatives	$8,863	$(7,459)
Interest rate collars	Unrealized (loss) gain on derivatives	(12,458)	4,073

Total unrealized loss on derivative		(3,595)	(3,386)

Interest rate swaps	Realized gain on derivatives	13,350	—
Interest rate collars	Realized gain on derivatives	12,485	—

Total realized gain on derivatives		25,835	—

Total		$22,240	$(3,386)

Derivative Instruments Not Designated as Hedging Instrument	Location of Gain (Loss) Recognized	Six Months Ended June 30,
		2023	2022

Interest rate swaps	Unrealized (loss) gain on derivatives	$(5,967)	$16,413
Interest rate collars	Unrealized (loss) gain on derivatives	(15,562)	16,409

Total unrealized (loss) gain on derivative		(21,529)	32,822

Interest rate swaps	Realized gain on derivatives	13,350	—
Interest rate collars	Realized gain on derivatives	12,485	—

Total realized gain on derivatives		25,835	—

Total		$4,306	$32,822

The following table summarizes the effects of correcting the restatement in the condensed consolidated statement of operations for the period ended March 31, 2022, as disclosed in Note 2 – Basis of Presentation and Consolidation:

Derivative Instruments Not Designated as Hedging Instrument	Location of Gain Recognized	Three Months Ended March 31,
		As Previously Reported	Restatement Adjustments	As Restated
Interest rate swaps	Unrealized gain on derivatives	$4,371	$19,501	$23,872
Interest rate collars	Unrealized gain on derivatives	3,467	8,869	12,336

Total		$7,838	$28,370	$36,208

11. Fair Value Measurements
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, derivative instruments and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, accrued liabilities, and accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The fair value of debt and contingent consideration are considered Level 3 measurements. These fair value measurements are based on unobservable inputs. The fair value of variable rate long-term debt is based upon the current market rates for debt with similar credit risk and maturity which approximates fair value. Debt includes the ABL Facility and the Term Loan and is shown net of unamortized debt issuance cost in the tables below. The contingent consideration liability is measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. The fair value estimate reflects the contractual terms of the purchase agreement (e.g., potential payment amounts, length of measurement periods, manner of calculating any amounts due) and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows and a discount rate. Depending on the contractual terms of the purchase agreement, the probability of achieving future cash flows generally represents the only significant unobservable input. There was no change in the fair value of contingent consideration during the three and six months ended June 30, 2023. See fair value tables below (in thousands):

	As on June 30, 2023
	Level 1	Level 2	Level 3	Total

Debt	$—	$—	$2,769,355	$2,769,355
Contingent Consideration	—	—	3,700	3,700

Total	$—	$—	$2,773,055	$2,773,055

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total

Debt	$—	$—	$2,720,019	$2,720,019
Contingent Consideration	—	—	3,700	3,700

Total	$—	$—	$2,723,719	$2,723,719

1
4

12. Stockholders’ Equity
Holders
of the Company’s common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were

59,000,000
shares of common stock issued and outstanding. Holders of common stock are entitled to receive, in the event of a liquidation, dissolution or winding up, ratably the assets available for distribution to the stockholders after payment of all liabilities.
As stated in Note 19 (“Subsequent Events”), on July 3, 2023, 16,000,000 shares of common stock were issued and sold as part of the closing of the IPO and on July 13, 2023, the underwriters exercised in full their option to purchase an additional 2,400,000 shares of common stock. After giving effect to these transactions, Kodiak had 77,400,000 shares of common stock issued and outstanding.
Class B and C Profits Interests
Prior to the IPO, Kodiak Holdings issued incentive awards to certain employees of Kodiak Gas Services, LLC (a wholly-owned subsidiary of the Company) in the form of Class B incentive units (“Class B Units”). The Company records a stock-based compensation expense associated with the Class B Units because of the employment relationship of the grantees with Kodiak Gas Services, LLC.
On March 6, 2019, 61,098.4 Class B Units were authorized under the Kodiak Holdings 2019 Class B Unit Incentive Plan for grants to certain employees and non-employee
board members. These Class B Units are intended to constitute “profits interests” for federal income tax purposes, but constitute a substantive class of equity under GAAP. As of June 30, 2023 and December 31, 2022, there were 61,068.0 authorized Class B Units and 60,363.4 outstanding Class B Units, respectively. There were no Class B Units granted in the six months ended June 30, 2023 or 2022. Twenty-five percent
(25
%) of the Class B Units are subject to time vesting (the “Time-Vesting Units”) and the remaining 75% of the Class B Units are subject to performance-vesting (the “Performance-Vesting Units”). Time-Vesting Units vest in equal annual installments on each of the first five anniversaries of the applicable vesting commencement date, subject to the Class B Unit holder’s continuous service through the applicable vesting date. Performance-Vesting Units vest based on the achievement of certain investor return metrics, subject to the Class B Unit holder’s continuous service through the applicable vesting date. Holders of Class B Units are entitled to distributions on vested awards in accordance with the Kodiak Holdings distribution waterfall. Class B Units are not subject to any conversion rights other than an automatic conversion to Class C incentive units (“Class C Units”) in connection with certain terminations of employment. Each Class C Unit is eligible to receive distributions up to an amount equal to the fair market value of the corresponding converted Class B Unit on the date of conversion. As of June 30, 2023 no material conversions had occurred.
There are no performance hurdles associated with the Time-Vesting Units. The fair value of each incentive award was estimated on its applicable grant date using an option pricing model.
Stock compensation expense is recognized ratably over the vesting period of the awards. During the six months ended June 30, 2023 and 2022, approximately $0.9 million and $0.6 million, respectively, in stock compensation expense was recognized in selling, general and administrative expenses. As of June 30, 2023, there were 3,170.7 unvested Time-Vesting Units, representing $1.3 million in unrecognized stock compensation expense.
2023 Omnibus Incentive Plan
On June 20, 2023, Kodiak’s board of directors authorized and adopted the Kodiak Gas Services, Inc. Omnibus Incentive Plan (the “Omnibus Plan”) for employees, consultants and directors. The Omnibus Plan enables Kodiak’s board of directors (or a committee authorized by Kodiak’s board of directors) to award incentive and non-qualified
stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards and substitute awards intended to align the interests of service providers, including the Company’s named executive officers, with those of the Company’s stockholders. A total of 6,375,000 shares of common stock have been reserved for issuance pursuant to awards under the Omnibus Plan.

1
5

On June 29, 2023, Kodiak granted 1,297,188 shares of common stock to certain employees, including Kodiak’s named executive officers, pursuant to awards under the Omnibus Plan. 985,313 of the shares were granted pursuant to awards of time-based restricted stock units (“RSUs”) that vest ratably over a three-year period, subject to continuous service through each vesting date. 311,875 of the shares were granted pursuant to awards of performance stock units (“PSUs”) that cliff vest at the end of a three-year performance period, with the ultimate number of shares earned and issued ranging from
0-190%
of the number of shares subject to the PSU award, subject to continuous service through the end of the performance period.
The following table summarizes award activity under the Omnibus Plan for the six-month
period ending June 30, 2023:

	RSUs		PSUs
	Number of RSUs	Weighted- Average Price	Number of PSUs	Weighted- Average Price
Outstanding at December 31, 2022	—	—	—	—
Granted	985,313	$16.00	311,875	$16.00
Vested or exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at June 30, 2023	985,313	$16.00	311,875	$16.00

Restricted stock awards expected to vest	985,313	$16.00	311,875	$16.00

As of June 30, 2023, the total future compensation cost related to unvested equity awards was approximately $20.8 million assuming the performance-based restricted stock units vest at 100% per the terms of the applicable award.
13. Commitments and Contingencies
Purchase Commitments
Purchase commitments of $129.2 million primarily consist of commitments to purchase compression units that
are expected to be settled within the next twelve months.
Contingent Consideration
The Company agreed to pay, as contingent consideration, up to $3.7 million of certain past due accounts receivable acquired in connection with a prior acquisition, to the seller if collected. The Company records contingent consideration at the acquisition and end of reporting periods at fair value in accrued liabilities. As of June 30, 2023 and December 31, 2022, none of the outstanding receivables had been collected.
Sales Tax Contingency
Between October 2019 and April 2023, the Company received notices from the Texas Comptroller’s office in regards to audits for periods ranging from December 2015 through December 2022. The audits pertain to whether the Company may owe sales tax on certain of its compression equipment that it had purchased during that time period. As of December 31, 2022, the Company had accrued a total amount of $27.8 million for this contingent liability. During the six months ended June 30, 2023, based on current information the Company accrued an additional $0.6 million and as of June 30, 2023, the Company had accrued a total of $28.4 million for this contingent liability.
Legal Matters
From time to time, the Company may become involved in various legal matters. Management believes that there are no legal matters as of June 30, 2023 whose resolution could have a material adverse effect on the unaudited condensed consolidated financial statements.

1
6

14. Prepaid Expenses and Other Current Assets
The prepaid expenses and other current assets consis
t
 of the following (
in thousands
):

	As of June 30, 2023	As of December 31, 2022
Prepaid insurance	$6,047	$3,997
Prepaid rent	799	589
Deferred IPO issuance costs	8,462	3,047
Other	4,893	1,887

Total prepaid expenses and other current assets	$20,201	$9,520

15. Accrued Liabilities
Accrued liabilities consist of the following (
in thousands
):

	As of June 30, 2023	As of December 31, 2022
Sales tax liability	$28,406	$27,820
Accrued interest	7,678	16,347
Accrued bonus	9,034	7,764
Accrued taxes	10,534	9,667
Accrued payroll	2,674	2,744
Accrued legal fee	4,183	1,906
Lease liabilities - current portion	4,853	3,090
Contingent consideration	3,673	3,673
Accrued accounts payable	13,549	14,080
Accrued insurance	710	2,231
Other	3,146	4,551

Total accrued liabilities	$88,440	$93,873

16. Income Taxes
For the three and six months ended June 30, 2023, the Company recorded income tax expense of $5.9 million and $1.9 million, respectively. Income tax expense for the three and six months ended June 30, 2022 was $2.8 million and $18.2 million, respectively. The effective tax rate was approximately 25.0% and 26.5% for the three and six months ended June 30, 2023, compared to 23.8% and 23.7% for the three and six months ended June 30, 2022. The difference between the Company’s effective tax rates for the three and six months ended June 30, 2023 and 2022 and the U.S. statutory tax rate of 21% was primarily due to state income taxes.
In August 2022, the U.S. Inflation Reduction Act of 2022 and the CHIPS and Science Act of 2022 were signed into law. These acts include, among other provisions, a corporate alternative minimum tax of 15%, an excise tax on the repurchase of corporate stock, various climate and energy provisions, and incentives for investment in semiconductor manufacturing. These provisions are not expected to have a material impact on the Company’s results of operations or financial position.
The Company did not have any uncertain tax benefits as of June 30, 2023 and December 31, 2022. For the three and six months ended June 30, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the condensed consolidated statement of operations.

1
7

17. Defined Contribution Plan
The Company maintains a defined contribution savings plan for its employees. The Company contributed $0.8 million and $1.6 million to the plan for the three and six months ended June 30, 2023, respectively. The Company contributed $0.7 million and $1.4 million to the plan for the three and six months ended June 30, 2022, respectively.
18. Segments
The Company manages its business through two operating segments: Compression Operations and Other Services. Compression Operations consists of operating Company-owned and customer-owned compression infrastructure for its customers, pursuant to fixed-revenue contracts to enable the production, gathering and transportation of natural gas and oil. Other Services consists of a full range of contract services to support the needs of customers, including station construction, maintenance and overhaul, and other ancillary time and material based offerings.
The Company evaluates performance and allocates resources based on the gross margin of each segment, which includes revenues directly attributable to the specific segment and all costs of service directly attributable to the specific segment, which includes cost of operations and depreciation and amortization. Depreciation and amortization for the Compression Operations segment was $
90.3 million and $85.8 million for the six months ended June 30, 2023 and 2022, respectively. Revenue includes only sales to external customers.
The following table represents financial metrics by segment (
in thousands
):

	Compression Operations	Other Services	Total
Three Months Ended June 30, 2023
Revenue	$181,619	$21,687	$203,306
Gross margin	71,172	3,588	74,760
Total assets	3,219,556	41,807	3,261,363
Capital expenditures	45,453	—	45,453
Three Months Ended June 30, 2022
Revenue	$162,808	$14,343	$177,151
Gross margin	61,075	2,569	63,644
Total assets	3,051,426	17,743	3,069,169
Capital expenditures	74,129	—	74,129

	Compression Operations	Other Services	Total
Six Months Ended June 30, 2023
Revenue	$359,316	$34,102	$393,418
Gross margin	141,202	7,015	148,217
Total assets	3,219,556	41,807	3,261,363
Capital expenditures	94,034	—	94,034
Six Months Ended June 30, 2022
Revenue	$320,303	$25,189	$345,492
Gross margin	123,228	4,588	127,816
Total assets	3,051,426	17,743	3,069,169
Capital expenditures	145,952	—	145,952

1
8

The following table reconciles total gross margin to income before income taxes (
in thousands
):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total gross margin	$74,760	$63,644	$148,217	$127,816
Selling, general and administrative expenses	(13,438)	(11,740)	(26,523)	(21,570)
Gain on sale of fixed assets	738	—	721	7
Interest expense, net	(60,964)	(36,829)	(119,687)	(62,469)
Realized gain on derivatives	25,835	—	25,835	—
Unrealized (loss) gain on derivatives	(3,595)	(3,386)	(21,529)	32,822
Other (expense) income	32	(7)	1	9

Income before income taxes	$23,368	$11,682	$7,035	$76,615

19. Subsequent Events
The following events occurred subsequent to the date the condensed financial statements were available to be issued:
On July 3, 2023, the Company issued and sold 16,000,000 shares of common stock as part of the closing of the IPO, resulting in net proceeds of approximately $231.4 million, after deducting expenses and underwriting discounts and commissions payable by us. The Company subsequently used the net proceeds, together with the proceeds resulting from the Term Loan Derivative Settlement and borrowings under the ABL Facility, to repay $300 million of borrowings outstanding under the Term Loan. Additionally, a subsidiary of Kodiak entered into a Novation, Assignment, and Assumption Agreement with Kodiak Holdings, pursuant to which all of the Company’s remaining obligations under the Term Loan were assumed by Kodiak Holdings, and the Company’s obligations thereunder were terminated. The Company is no longer a borrower or guarantor under, nor otherwise obligated with respect to the debt outstanding under the Term Loan.
On July 1
3
, 2023, the underwriters exercised in full their option to purchase additional shares of common stock pursuant to the Underwriting Agreement relating to the IPO. On July 13, 2023, the Company issued and sold an additional 2,400,000 shares of common stock at a price to the public of $16.00 per share. The Company received net proceeds of approximately $36.2 million, after deducting underwriting discounts and commissions payable. The net proceeds were used for repayment of existing indebtedness and general corporate purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. For further information on items that could impact our future operating performance or financial condition, see the sections entitled “Risk Factors” in the IPO Prospectus and “Cautionary Statement Regarding Forward-Looking Statements” elsewhere in this Report. We assume no obligation to update any of these forward-looking statements, except as required by law. Unless otherwise indicated or the context otherwise requires, the historical financial information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects only the historical financial results of Kodiak Gas Services, Inc. and its consolidated subsidiaries and references to the “Company,” “we,” “our,” or “us” are to Kodiak Gas Services, Inc. and its consolidated subsidiaries.

Overview

We are a leading operator of contract compression infrastructure in the U.S. Our compression operations are critical to our customers’ ability to reliably produce natural gas and oil to support growing global energy demand. We are a market leader in the Permian Basin, which is the largest producing natural gas and oil basin in the U.S. We operate our large horsepower compression units under stable, fixed-revenue contracts with blue-chip upstream and midstream customers. Our compression assets have long useful lives consistent with the expected production lives of the key regions where we operate. We believe our partnership-focused business model positions us as the preferred contract compression operator for our customers and creates long-standing relationships. We strategically invest in the training, development, and retention of our highly skilled and dedicated employees and believe their expertise and commitment to excellence enhances and differentiates our business model. Furthermore, we maintain an intense focus on being one of the most sustainable and responsible operators of contract compression infrastructure.

We manage our business through two operating segments: Compression Operations and Other Services. Compression Operations consists of operating Company-owned and customer-owned compression infrastructure for our customers, pursuant to fixed-revenue contracts to enable the production, gathering and transportation of natural gas and oil. Other Services consists of a full range of contract services to support the needs of our customers, including station construction, maintenance and overhaul and other ancillary time and material based offerings. Our Other Services offerings are often cross-sold with Compression Operations.

Trends and Outlook

We provide contract compression infrastructure for customers in the oil and gas industry. Our assets are specifically utilized in natural gas compression applications in the Permian Basin, Eagle Ford Shale and other U.S. regions. Our customers are dependent on these applications to produce natural gas and oil and transport it to end markets. Our assets are central to meeting growing global natural gas and oil demand. Furthermore, the long-life nature of our assets and our fixed-revenue contracts help to protect our business from the impact of industry and broader macroeconomic cycles.

Unconventional resources, large-scale centralized gathering and multi-well pad operations require more horsepower than conventional resources, driving demand for our large horsepower compression units. Upstream and midstream companies have increasingly prioritized capital discipline and return of capital to stockholders. We believe that our customers will increasingly continue to outsource their compression infrastructure needs to reduce capital expenditures outside of their core business and benefit from our technical skill and expertise.

We believe that the industry is facing uncertainties and continued pressures from regulators and shifting sentiments from investors and other stakeholders, primarily related to broader adoption of emission reduction targets and other sustainability initiatives. Many energy companies, including some of our customers, have announced significant GHG emission reduction initiatives. We expect to partially benefit from this trend as 96% of our current fleet is capable of operating in the most stringent emissions regulatory environments in the U.S., which require emissions of 0.5g/bhp-hr NOx or less. A growing number of our customers are evaluating potential opportunities in electric compression infrastructure and we are well positioned to support them in these strategic initiatives.

Eighty-four percent of our compression assets are strategically deployed in the Permian Basin and Eagle Ford Shale, which the United States Energy Information Administration (“EIA”) expects to maintain significant production volumes through at least 2050. We believe these two regions have the largest and lowest-cost unconventional resources in the U.S. exhibiting strong recent growth of natural gas and crude oil production from the two regions of 13% and 12%, respectively, on an average annual basis from 2017 to 2022. Additionally, there are significant U.S. liquefied natural gas (“LNG”) export projects in development, and overall LNG export capacity is expected to meaningfully grow over the next decade, in particular along the U.S. Gulf Coast with liquefaction capacity expected to grow 41% from 14.5 MTPA in 2022 to 20.5 MTPA in 2025 from projects that have declared final investment decisions as of June 30, 2023. We expect this to translate into Permian Basin and Eagle Ford Shale natural gas production growth, requiring substantial additional compression horsepower. We believe these regions will play an increasingly important role in global energy security as the world continues to require reliable and growing natural gas and oil production to support increasing global energy demand.

Ultimately, the extent to which our business will be impacted by the factors described above, as well as future developments beyond our control, cannot be predicted with reasonable certainty. However, we continue to believe in the long-term demand for our compression operations given the necessity of compression in gathering, processing and transportation of natural gas and centralized gas lift of oil.

The foregoing market data and certain other statistical information is based on the EIA’s Annual Energy Outlook 2023, released on March 16, 2023 (the “EIA Report”). Although we believe the EIA Report is reliable as of its date, we have not independently verified the accuracy or completeness of the information contained therein. Some data is also based on our good faith estimates and our management’s understanding of industry conditions. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors” in the IPO Prospectus. Those and other factors could cause results to differ materially from those expressed in these publications.

How We Evaluate Our Operations

Revenue-Generating Horsepower

Revenue-generating horsepower growth is the primary driver of our revenue growth, and it is the base measure for evaluating our efficiency of capital deployed. Revenue-generating horsepower includes compression units that are operating under contract and generating revenue and compression units which are available to be deployed and for which we have a signed contract or are subject to a firm commitment from our customer.

Horsepower Utilization

We calculate horsepower utilization as (i) revenue-generating horsepower divided by (ii) fleet horsepower. The primary reason for tracking and analyzing our horsepower utilization is to determine the percentage of our fleet that is currently generating revenue for future cash flow generation and the efficiency of our capital deployed.

Revenue-Generating Horsepower per Revenue-Generating Compression Unit

We calculate revenue-generating horsepower per revenue-generating compression unit as (i) total revenue-generating horsepower divided by (ii) total revenue-generating compression units. The primary reason for tracking and analyzing our revenue-generating horsepower per revenue-generating compression unit is to determine our expected operational and financial performance.

Revenue

One of our measures of financial performance is the amount of revenue generated quarterly and annually as revenue is an indicator of our overall business growth. We measure our revenue under two operating segments, Compression Operations and Other Services. We consider our Compression Operations revenue to be our core operations and it will continue to be the largest revenue source for the Company.

Adjusted Gross Margin

We track Adjusted Gross Margin on an absolute dollar basis and as a percentage of revenue. We define Adjusted Gross Margin as revenue less cost of operations, exclusive of depreciation and amortization expense. We believe that Adjusted Gross Margin is useful to external users as a supplemental measure of our operating profitability. Adjusted Gross Margin is impacted primarily by the pricing trends for service operations and cost of operations, including labor rates for service technicians, volume and per compression unit costs for lubricant oils, quantity and pricing of routine preventative maintenance on compression units and property tax rates on compression units.

Adjusted Gross Margin should not be considered an alternative to, or more meaningful than, gross margin or any other measure of financial performance presented in accordance with GAAP. Moreover, Adjusted Gross Margin as presented may not be comparable to similarly titled measures of other companies. To compensate for the limitations of Adjusted Gross Margin as a measure of our performance, we believe that it is important to consider gross margin determined under GAAP, as well as Adjusted Gross Margin, to evaluate our operating profitability. See “—Non-GAAP Financial Measures.”

Adjusted EBITDA

We track Adjusted EBITDA on an absolute dollar basis and as a percentage of revenue. We define Adjusted EBITDA as net income before interest expense, net plus, (i) tax expense (benefit); (ii) depreciation and amortization; (iii) unrealized loss (gain) on derivatives; (iv) equity compensation expense; (v) transaction expenses; (vi) loss (gain) on sale of assets; and (vii) impairment of compression equipment. Adjusted EBITDA is used as a supplemental financial measure by our management and external users of our financial statements, such as investors, commercial banks and other financial institutions, to assess:

•	the financial performance of our assets without regard to the impact of financing methods, capital structure or historical cost basis of our assets;

•	the viability of capital expenditure projects and the overall rates of return on alternative investment opportunities;

•	the ability of our assets to generate cash sufficient to make debt payments and pay dividends; and

•	our operating performance as compared to those of other companies in our industry without regard to the impact of financing methods and capital structure.

We believe that Adjusted EBITDA provides useful information to investors because, when viewed with our GAAP results and the accompanying reconciliation, they provide a more complete understanding of our performance than GAAP results alone. We also believe that external users of our financial statements benefit from having access to the same financial measures that management uses in evaluating the results of our business.

Adjusted EBITDA should not be considered an alternative to, or more meaningful than, revenues, net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance and liquidity. Moreover, our Adjusted EBITDA as presented may not be comparable to similarly titled measures of other companies. See “—Non-GAAP Financial Measures.”

Sources of Our Revenues

Compression Operations

Compression Operations revenue consists of operating company-owned and customer-owned compression infrastructure for our customers, pursuant to fixed-revenue contracts to enable the production, gathering and transportation of natural gas and oil. Additionally, revenue from these fixed-revenue contracts can include mobilization and demobilization charges that are directly reimbursable by our customers.

Other Services

Other Services revenue consists of a full range of contract services to support the needs of our customers including station construction, maintenance and overhaul, and other ancillary time and material based offerings.

Principal Components of our Cost Structure

Compression Operations

Compression Operations expenses consist of direct and indirect expenses related to operating compression infrastructure assets, such as labor, supplies, machinery, freight, and crane expenses.

Other Services

Other Services expenses consist of compressor station construction and other ancillary expenses to support the needs of customers, including parts, labor, and materials.

Depreciation and Amortization

Depreciation expense consists primarily of depreciation on property, plant and equipment purchased and leasehold improvements. Amortization expense consists primarily of amortization of intangible assets related to trade name and customer relationships.

Selling, General and Administrative Expense

Selling, General and Administrative expenses primarily consist of compensation and benefits-related costs associated with our finance, legal, human resources, information technology, administrative, and sales and marketing functions. Selling, General, and Administrative costs also consist of third-party professional service fees for external legal, accounting and other consulting services, rent and lease charges, insurance costs, and software expense.

Long-lived Asset Impairment

Long-lived assets, including property, plant, and equipment, and other finite-lived identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances, including the removal of compression units from the active fleet, indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the asset. Impairment losses are recognized in the period in which the impairment occurs and represent the excess of the asset carrying value over its fair value. There were no indicators that the carrying amount may not be recoverable for the six months ended June 30, 2023 and 2022.

Interest Expense, Net

Interest expense, net relates to interest incurred on outstanding borrowings under our ABL Facility (as defined below), the Term Loan (as defined below), the impact of interest rate swaps, and amortization of debt issuance cost, net of interest income earned on cash balances.

Unrealized Gain (Loss) on Derivatives

Unrealized gain (loss) on derivatives results from changes in the mark-to-market valuation of derivative instruments related to interest rate swaps whereby we have exchanged variable interest rates for fixed interest rates and entered into interest rate collars which represent a simultaneous purchase of a cap rate with the sale of a floor rate. Derivative instruments are used to manage our exposure to fluctuations in the variable interest rate of the ABL Facility and the Term Loan and thereby mitigate the risks and costs associated with financing activities. We have not designated any derivative instruments as hedge for accounting purposes and we do not enter into such instruments for speculative trading purposes. Gains and losses on derivatives are presented in the other income and expense section of the consolidated statements of operations as unrealized gain or loss on derivatives.

Operational Highlights

The following table summarizes certain horsepower and horsepower utilization percentages for our fleet for the periods presented.

	As of June 30,		Percentage Change
	2023	2022
Operating Data (at period end):
Fleet horsepower(1)	3,180,906	3,084,406	3.1%
Revenue-generating horsepower(2)	3,177,286	3,074,613	3.3%
Fleet compression units	3,038	2,994	1.5%
Revenue-generating compression units	3,023	2,987	1.2%
Revenue-generating horsepower per revenue-generating compression unit(3)	1,051	1,029	2.1%
Horsepower utilization(4)	99.9%	99.7%	0.2%

(1)

Fleet horsepower includes revenue-generating horsepower and idle horsepower, which is compression units that do not have a signed contract or are not subject to a firm commitment from our customer and are no longer generating revenue. Fleet horsepower excludes 32,340 and 60,025 of non-marketable or obsolete horsepower as of June 30, 2023 and 2022, respectively.

(2)

Revenue-generating horsepower includes compression units that are operating under contract and generating revenue and compression units which are available to be deployed and for which we have a signed contract or are subject to a firm commitment from our customer.

(3)	Calculated as (i) revenue-generating horsepower divided by (ii) revenue-generating compression units at period end.
(4)	Horsepower utilization is calculated as (i) revenue-generating horsepower divided by (ii) fleet horsepower.

Horsepower

The 3.1% and 3.3% increase in fleet horsepower and revenue-generating horsepower, respectively, were primarily attributable to an increase in the purchase and deployment of new compression units through organic growth with our existing customer base as well as select new customers in the key regions in which we operate. The 2.1% increase in revenue-generating horsepower per revenue-generating compression unit was due to the purchase and deployment of new, large horsepower units.

Financial Results of Operations

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

The following table presents selected financial and operating information for the periods presented (in thousands):

	For the Three Months Ended June 30,		% Change
	2023	2022
Revenues:
Compression Operations	$181,619	$162,808	11.6%
Other Services	21,687	14,343	51.2%

Total revenues	203,306	177,151	14.8%
Operating expenses:
Cost of operations (exclusive of depreciation and amortization shown below)
Compression Operations	65,017	58,336	11.5%
Other Services	18,099	11,774	53.7%
Depreciation and amortization	45,430	43,397	4.7%
Selling, general and administrative expenses	13,438	11,740	14.5%
Loss (gain) on sale of fixed assets	(738)	—	nm

Total operating expenses	141,246	125,247	12.8%

Income from operations	62,060	51,904
Other income (expenses):
Interest expense, net	(60,964)	(36,829)	65.5%
Realized gain on derivatives	25,835	—	nm
Unrealized (loss) gain on derivatives	(3,595)	(3,386)	6.2%
Other (expense) income	32	(7)	557.1%

Total other expense	(38,692)	(40,222)	(3.8)%

Income before income taxes	23,368	11,682
Income tax expense	5,851	2,781	110.4%

Net income	$17,517	$8,901	96.8%

Revenues and Sources of Income

Compression Operations

Compression Operations revenue increased $18.8 million (11.6%) for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. $20.0 million of the increase was the result of an increase in average revenue-generating horsepower as a result of increased demand for our compression operations (consistent with increased operating activity in the oil and gas industry) and due to an increase in average revenue per revenue-generating horsepower per month. This was partially offset by a $1.2 million decrease in freight and crane charges that are directly reimbursable by our customers.

Other Services

Other Services revenue increased $7.3 million (51.2%) for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was primarily due to a $4.9 million increase in revenue from station construction services driven primarily by progress on new stations and a $2.4 million increase in revenue from parts and service, driven by increased customer demand.

Operating Costs and Other Expenses

Compression Operations

Compression Operations expenses increased $6.7 million (11.5%) for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This was primarily due to a $2.7 million increase in direct expenses, driven by increases in pricing and volume of fluids and parts to support increased activity, a $3.8 million increase in direct labor expenses related to increased headcount and salaries, a $1.1 million increase in indirect expenses; partially offset by a $0.9 million decrease in freight and crane charges that are directly reimbursable by our customers.

Other Services

Other Services expense increased $6.3 million (53.7%) for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This was primarily due to a $4.4 million increase in expenses from station construction services driven primarily by progress on new stations and a $1.9 million increase in expenses from parts and service costs.

Depreciation and Amortization

Depreciation and Amortization increased $2.0 million (4.7%) for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This was primarily due to an increase in compression equipment purchased, which resulted in increased depreciation associated with that equipment.

Selling, General and Administrative Expense

Selling, General and Administrative expenses increased $1.7 million (14.5%) for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This was primarily due to a $1.1 million increase in professional fees mainly related to transaction costs and a $0.6 million increase in other overhead expenses, primarily as a result of insurance, advertising, entertainment and office expenses.

Interest Expense, Net

Interest expense increased $24.2 million (65.5%) for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase is primarily due (i) to the full period impact of an increase in borrowings under the ABL Facility and Term Loan, of which $825 million of which was related to the May 2022 recapitalization (as discussed in Note 9 (“Debt and Credit Facilities”) to the Condensed Consolidated Financial Statements included elsewhere in this Report) and (ii) increased effective interest rates on the ABL Facility and Term Loan.

Realized Gain on Derivatives

On June 29, 2023, the Company terminated its interest rate swaps and collars attributable to the Term Loan, resulting in the realization of $25.8 million in gains resulting from changes in the market value of such swaps and collars since their inception due to an increase in LIBOR rates. No such gains were realized in the three months ended June 30, 2022.

Unrealized (Loss) Gain on Derivatives

Unrealized (loss) gain on derivatives decreased $0.2 million (6.2%) for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This is primarily related to a $24.8 million unrealized loss on settlement of the interest rate swaps and collars from the term loan; offset by a $21.2 million unrealized gain on the change in market value of our interest rate swaps and collars during the three months ended June 30, 2023 due to an increase in the long-term SOFR yield curve, as compared to a $3.4 million unrealized loss on the change in market value of our interest rate swaps and collars during the three months ended June 30, 2022 due to an decrease in the long-term SOFR and LIBOR yield curves.

Income tax expense

Income tax expense increased by $3.1 million (110.4%) for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This was primarily due to an increase in pre-tax income of $11.7 million for the three months ended June 30, 2023 compared to pre-tax income for the three months ended June 30, 2022.

Financial Results of Operations

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

The following table presents selected financial and operating information for the periods presented (in thousands):

	For the Six Months Ended June 30,		% Change
	2023	2022
Revenues:
Compression Operations	$359,316	$320,303	12.2%
Other Services	34,102	25,189	35.4%

Total revenues	393,418	345,492	13.9%
Operating expenses:
Cost of operations (exclusive of depreciation and amortization shown below)
Compression Operations	127,787	111,273	14.8%
Other Services	27,087	20,601	31.5%
Depreciation and amortization	90,327	85,802	5.3%
Selling, general and administrative expenses	26,523	21,570	23.0%
Loss (gain) on sale of fixed assets	(721)	(7)	nm

Total operating expenses	271,003	239,239	13.3%

Income from operations	122,415	106,253	15.2%
Other income (expenses):
Interest expense, net	(119,687)	(62,469)	91.6%
Realized gain on derivatives	25,835	—	nm
Unrealized (loss) gain on derivatives	(21,529)	32,822	(165.6)%
Other income	1	9	(88.9)%

Total other expense	(115,380)	(29,638)	289.3%

Income before income taxes	7,035	76,615	(90.8)%
Income tax expense	1,861	18,159	(89.8)%

Net income	$5,174	$58,456	(91.1)%

Revenues and Sources of Income

Compression Operations

Compression Operations revenue increased $39.0 million (12.2%) for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. $39.2 million of the increase was the result of an increase in average revenue-generating horsepower as a result of increased demand for our compression operations (consistent with increased operating activity in the oil and gas industry) and due to an increase in average revenue per revenue-generating horsepower per month. This was partially offset by a $0.2 million decrease in freight and crane charges that are directly reimbursable by our customers.

Other Services

Other Services revenue increased $8.9 million (35.4%) for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was primarily due to a $5.5 million increase in revenue from station construction services driven primarily by progress on new stations and $3.4 million from parts and service.

Operating Costs and Other Expenses

Compression Operations

Compression Operations expenses increased $16.5 million (14.8%) for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This was primarily due to a $7.0 million increase in direct expenses, driven by increases in pricing and volume of fluids and parts to support increased activity, a $6.8 million increase in direct labor expenses related to increased headcount and salaries, a $2.9 million increase in indirect expenses; partially offset by a $0.2 million decrease in freight and crane charges that are directly reimbursable by our customers.

Other Services

Other Services expense increased $6.5 million (31.5%) for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This was primarily due to a $3.9 million increase in expenses from station construction services driven primarily by progress on new stations and $2.6 million from parts and service costs, driven by increased customer demand.

Depreciation and Amortization

Depreciation and Amortization increased $4.5 million (5.3%) for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This was primarily due to an increase in compression equipment purchased, which resulted in increased depreciation associated with that equipment.

Selling, General and Administrative Expense

Selling, General and Administrative expenses increased $5.0 million (23.0%) for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This was primarily due to a $2.3 million increase in labor and benefit expenses (including $0.3 million of equity compensation), a $1.5 million increase in other overhead expenses, primarily as a result of increased travel, advertising, entertainment and office expenses and insurance, and a $1.2 million increase in professional fees mainly associated with transaction costs.

Interest Expense, Net

Interest expense increased $57.2 million (91.6%) for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This is primarily due to (i) an increase in borrowings under the ABL Facility and Term Loan, of which $825 million was related to the May 2022 recapitalization (as discussed in Note 9 (“Debt and Credit Facilities”) to the Condensed Consolidated Financial Statements included elsewhere in this Report) and (ii) increased effective interest rates on the ABL Facility and Term Loan.

Realized Gain on Derivatives

On June 29, 2023, the Company terminated its interest rate swaps and collars attributable to the Term Loan, resulting in the realization of $25.8 million in gains resulting from changes in the market value of such swaps and collars since their inception due to an increase in LIBOR rates. No such gains were realized in the six months ended June 30, 2022.

Unrealized (Loss) Gain on Derivatives

Unrealized (loss) gain on derivatives decreased $54.4 million (-165.6%) for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This is primarily related to a $24.8 million unrealized loss on the settlement of the interest rate swaps and collars from the Term Loan; offset by a $21.2 million unrealized gain on the change in market value of our existing interest rate swaps and collars during the six months ended June 30, 2023 due to an increase in the long-term SOFR yield curve, as compared to a $32.8 million unrealized gain on the change in market value of our interest rate swaps and collars during the six months ended June 30, 2022 due to an increase in the long-term SOFR and LIBOR yield curves.

Income tax expense

Income tax expense decreased by $16.3 million (-89.8%) for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This was primarily due to a decrease in pre-tax income of $69.6 million for the six months ended June 30, 2023 compared to pre-tax income for the six months ended June 30, 2022.

Liquidity and Capital Resources

Overview

Our ability to fund operations, finance capital expenditures, service our debt, and pay dividends depends on the levels of our operating cash flows and access to the capital and credit markets. Our primary sources of liquidity are cash flows generated from our operations and our borrowing availability under the ABL Facility. Our cash flow is affected by numerous factors including prices and demand for our infrastructure compression assets, conditions in the financial markets and other factors. We believe cash generated by operating activities will be sufficient to service our debt, fund working capital, fund our estimated capital expenditures and, as our board of directors may determine from time to time in its discretion, pay dividends.

Cash Requirements

Capital Expenditures

The compression infrastructure business is capital intensive, requiring significant investment to expand, maintain, and upgrade existing operations. Our capital requirements have consisted primarily of, and we anticipate that our capital requirements will continue to consist primarily of, the following:

•

Growth Capital Expenditures: (1) capital expenditures made to expand the operating capacity or operating income capacity of assets by acquisition of additional compression units, (2) capital expenditures made to maintain the operating capacity or operating income capacity of assets by acquisition of replacement compression units and (3) capital expenditures not related to our compression units—such as trucks, wash trailers, crane trucks, leasehold improvements, technology hardware and software and related implementation expenditures, furniture and fixtures, and other general items that are typically capitalized to operate the business that have a useful life beyond one year. We make capital expenditures not related to our compression units (as described in clause (3) above) if and when necessary to support the operations of our revenue generating horsepower.

•

Maintenance Capital Expenditures: periodic capital expenditures incurred at predetermined operating intervals to maintain consistent and reliable operating capacity of our assets over the near term. Such maintenance capital expenditures typically involve overhauls of significant components of our compression units, such as the engine and compressor, pistons, rings, heads, and bearings. These maintenance capital expenditures are predictable and the majority of these expenditures are tied to a detailed, unit-by-unit schedule based on hours of operation or age. We utilize a disciplined and systematic asset management program whereby we perform major unit overhauls and engine replacements on a defined schedule based on hours of operation. As a result, our maintenance capital expenditures may vary considerably from year to year based on when such assets were added to the fleet. Maintenance capital expenditures along with regularly scheduled preventive maintenance expenses are typically sufficient to sustain operating capacity of our assets over the full expected useful life of the compression units. Maintenance capital expenditures do not include expenditures to replace compression units when they reach the end of their useful lives.

The majority of our growth capital expenditures are related to the acquisition cost of new compression units. Maintenance capital expenditures are related to overhauls of significant components of our compression equipment, such as the engine and compressor, which return the components to a like-new condition, but do not modify the application for which the compression equipment was designed.

For the six months ended June 30, 2023, growth capital expenditures were $68.3 million and maintenance capital expenditures were $15.7 million. For the six months ended June 30, 2022, growth capital expenditures were $126.6 million and maintenance capital expenditures were $17.4 million. The decrease in growth capital expenditures was primarily related to the timing of new compressor equipment purchases to support organic growth. The decrease in maintenance capital expenditures was primarily a result of a decrease in scheduled unit overhauls that occurred based on the age and operating hours of such units.

Dividends

Our board of directors may elect to declare cash dividends on our common stock, subject to our compliance with applicable law, and depending on, among other things, economic conditions, our financial condition, results of operations, projections, liquidity, earnings, legal requirements, and restrictions in the agreements governing our indebtedness (as further discussed herein). If and to the extent our board of directors were to declare a cash dividend to our stockholders, we expect the dividend to be paid from our Discretionary Cash Flow. The timing, amount and financing of dividends, if any, will be subject to the discretion of our board of directors from time to time.

Over the long-term, we expect to fund any dividends and our budgeted growth capital expenditures using our Discretionary Cash Flow. In the event our Discretionary Cash Flow is insufficient for the purpose of funding any such dividends and our budgeted growth capital expenditures for such period, we may fund such shortfall (i) with additional borrowings under our ABL Facility, which as of June 30, 2023 had $375 million available (subject to the requirement that our availability under the borrowing base under the ABL Facility exceeds the greater of (x) 10% of the total commitments under the facility of $2.2 billion or (y) $200 million or (ii) reduce our growth capital expenditures for such period. Any such additional borrowings under our ABL Facility will result in an increase in our interest expense for such period. Any such reduction in our growth capital expenditures may result in lower growth in our revenue-generating horsepower in future periods.

Contractual Obligations

Our material contractual obligations as of June 30, 2023 consisted of the following:

•	Long-term debt of $2.8 billion, which is due in 2028. See Note 19 (“Subsequent Events”) to the Condensed Consolidated Financial Statements included elsewhere in this Report;

•

Purchase commitments of $129.2 million are due within 12 months, primarily consisting of commitments to purchase compression units. See Note 13 (“Commitments and Contingencies”) to the Condensed Consolidated Financial Statements included elsewhere in this Report.

Other Commitments

As of June 30, 2023, other commitments include operating lease payments totaling $58.5 million.

Sources of Cash

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2023, and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Variance
Net cash provided by operating activities	$117,968	$127,647	$(9,679)
Net cash used in investing activities	(92,993)	(145,950)	52,957
Net cash provided by (used in) financing activities	(4,035)	10,135	(14,170)

Net increase (decrease) in cash and cash equivalents	$20,940	$(8,168)	$29,108

Operating Activities

The $9.7 million decrease in net cash provided by operating activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to a $53.3 million decrease in net income, adjusted for non-cash items which is mainly related to a $54.4 million increase in unrealized loss on derivative instruments, and a $6.8 million decrease in working capital primarily consisting of an increase in accounts receivable due to an increase in revenue from compression operations, an increase in prepaid expenses and other current assets due to an increase in deferred IPO costs, a decrease in accrued liabilities due to payment made to vendors during the year; partially offset by an increase in accounts payable, contract liabilities.

Investing Activities

The $53.0 million decrease in net cash used in investing activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to lower levels of both maintenance and growth capital expenditures.

Financing Activities

The $14.2 million increase in net cash used in financing activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to a decrease in borrowings on debt instruments of $721.9 million, an increase in payments on debt instruments of $83.3 million, and an increase in payments of debt issuance cost of $4.6 million. This was offset by a decrease in equity distribution of $795.7 million.

Description of Indebtedness

Asset Based Lending Facility

As of January 1, 2022, a wholly-owned subsidiary of Kodiak had an ABL Facility with unaffiliated secured lenders and JPMorgan Chase Bank, N.A., as administrative agent. On March 22, 2023, wholly-owned subsidiaries of Kodiak entered into the Fourth Amended and Restated ABL Credit Agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended or restated from time to time, the “ABL Credit Agreement”), whereby the total facility (among other things) was increased to $2.2 billion and certain changes were made to our financial covenants and maturity date. The maturity date of the ABL Facility is March 22, 2028. See Note 9 (“Debt and Credit Facilities”) to the Condensed Consolidated Financial Statements included elsewhere in this Report. The ABL Credit Agreement requires that we meet certain financial ratios.

Commencing with the first fiscal quarter ending after the completion of the IPO, our fixed charge coverage ratio will be replaced by an interest coverage ratio (as defined in the ABL Credit Agreement) that may not be less than 2.50 to 1.00, determined as of the last day of each fiscal quarter.

Commencing with the first fiscal quarter ending after the completion of the IPO but prior to the occurrence of certain issuances of unsecured debt (for purposes of this description, an “Unsecured Debt Issuance”), our Leverage Ratio (as defined in the ABL Credit Agreement), determined quarterly as of the last day of each fiscal quarter, may not exceed (i) 5.25 to 1.00 for the fiscal quarters ending September 30, 2023 and December 31, 2023, (ii) 5.00 to 1.00 for the fiscal quarter ending March 31, 2024, (iii) 4.75 to 1.00 for the fiscal quarter ending June 30, 2024 and (iv) 4.50 to 1.00 for each fiscal quarter ending on or after September 30, 2024.

Commencing with the first fiscal quarter ending after both the completion of the IPO and the occurrence of an unsecured debt issuance, (a) our Leverage Ratio, determined quarterly as of the last day of each fiscal quarter, may not exceed (x) 5.75 to 1.00 for the first four fiscal quarters ending after the occurrence of the unsecured debt issuance and (y) 5.25 to 1.00 for each fiscal quarter ending thereafter; and (b) our Secured Leverage Ratio (as defined in the ABL Credit Agreement), determined quarterly as of the last day of each fiscal quarter, may not exceed (x) 3.50 to 1.00 for the first four fiscal quarters ending after the occurrence of the unsecured debt issuance and (y) 3.00 to 1.00 for each fiscal quarter ending thereafter.

All obligations under the ABL Facility are collateralized by essentially all the assets of the Company. We were in compliance with all covenants as of June 30, 2023 and December 31, 2022.

The ABL Credit Agreement also restricts the Company’s ability to: incur additional indebtedness and guarantee indebtedness; pay dividends or make other distributions or repurchase or redeem equity interests; prepay, redeem or repurchase certain debt; issue certain preferred units or similar equity securities; make loans and investments; sell, transfer or otherwise dispose of assets; incur liens; enter into transactions with affiliates; enter into agreements restricting the Company’s restricted subsidiaries’ ability to pay dividends; enter into certain swap agreements; amend certain organizational documents; enter into sale and leaseback transactions; and consolidate, merge or sell all or substantially all of the Company’s assets.

The applicable interest rate under the ABL Facility is (i) in the case of SOFR-based borrowings, the Term SOFR or Daily Simple SOFR rate then in effect (subject to a floor of 0%) plus 0.10% plus a spread that depends on our Leverage Ratio as of the most recent determination date ranging from 2.00% if our Leverage Ratio is less than or equal to 3.00:1.00 to 3.00% if our Leverage Ratio is greater than 5.50:1.00 and (ii) in the case of prime rate-based borrowings, the prime rate (subject to a floor of 2.5%) plus a spread that depends on our Leverage Ratio as of the most recent determination date ranging from 1.00% if our Leverage Ratio is less than or equal to 3.00:1.00 to 2.00% if our Leverage Ratio is greater than 5.50:1.00.

The applicable interest rates as of June 30, 2023 were 10.25% (prime rate plus 2.00%) and 8.34% (Term SOFR rate plus 0.10% plus 3.00%). The applicable interest rates as of December 31, 2022 were 9.50% (prime rate plus 2.00%) and 7.60% (Term SOFR rate plus 0.10% plus 3.00%).

Term Loan

As of January 1, 2022, a wholly-owned subsidiary of Kodiak had a term loan (the “Term Loan”) pursuant to a credit agreement with unaffiliated unsecured lenders and Wells Fargo Bank, N.A., as administrative agent. On May 19, 2022, we entered into the Term Loan Credit Agreement (as amended from time to time, the “Term Loan Credit Agreement”) whereby we increased the aggregate commitments under the Term Loan from $400 million to $1 billion and made certain changes to our financial covenants, including (i) the financial covenants were not measured for the second quarter of 2022 and (ii) the maximum Leverage Ratio (calculated based on the ratio of Consolidated Total Debt to Consolidated EBITDA, each as defined in the Term Loan Credit Agreement) was increased to 7.50x through the first quarter of 2023; 7.25x thereafter through the third quarter of 2023; 7.00x thereafter through the first quarter of 2024; 6.75x thereafter through the first quarter of 2025; 6.50x thereafter through the first quarter of 2026; 6.25x thereafter through the fourth quarter of 2026; and 6.00x in the first quarter of 2027 and thereafter. We were in compliance with all financial covenants as of June 30, 2023 and December 31, 2022.

On March 31, 2023, our wholly-owned subsidiary entered into the First Amendment to the Term Loan Credit Agreement, which extended the maturity date to September 22, 2028. Lender fees and costs totaling $0.75 million were incurred for this amendment and will be amortized over the life of the loans to interest expense. Borrowings under the Term Loan incurred interest at the following applicable rates: interest rates were based on 6.00% plus an alternate base rate and 7.00% plus an adjusted eurocurrency rate for alternate base rate loans and eurocurrency loans, respectively. The interest rates were 12.16% and 10.67% as of June 30, 2023 and December 31, 2022, respectively.

As disclosed in Note 19 - (“Subsequent Events”) to the Condensed Consolidated Financial Statements included elsewhere in this Report, we used the net proceeds of our IPO, together with the proceeds resulting from the Term Loan Derivative Settlement and borrowings under our ABL Facility, to repay $300 million of borrowings outstanding under the Term Loan on July 3, 2023. In connection with the IPO, all of the Company’s and its subsidiaries’ remaining obligations under the Term Loan were assumed by a parent entity of Kodiak Holdings, and the Company’s obligations thereunder were terminated. As a result, the Company is no longer a borrower or guarantor under, nor otherwise obligated with respect to the debt outstanding under the Term Loan.

Derivatives and Hedging Activities

To mitigate a portion of the exposure to fluctuations in the variable interest rate of the ABL Facility and the Term Loan, we have entered into various derivative instruments.

Our interest rate swaps exchange variable interest rates for fixed interest rates. We have not designated any derivative instruments as hedges for accounting purposes and do not enter into such instruments for speculative or trading purposes. See Note 10 (“Derivative Instruments”) to the Condensed Consolidated Financial Statements included elsewhere in this Report.

Parent Entity Distribution

On June 27, 2023, we made a cash distribution of $42.3 million to a parent entity of Kodiak Holdings prior to the consummation of the IPO, of which $11.0 million was funded with cash on hand and $31.3 million was funded with borrowings under the ABL Facility.

Non-GAAP Financial Measures

Management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include the non-GAAP financial measures of Adjusted Gross Margin, Adjusted Gross Margin Percentage, Adjusted EBITDA, Adjusted EBITDA Percentage, Discretionary Cash Flow and Free Cash Flow.

Adjusted Gross Margin and Adjusted Gross Margin Percentage

Adjusted Gross Margin is a non-GAAP financial measure. We define Adjusted Gross Margin as revenue less cost of operations, exclusive of depreciation and amortization expense. We believe that Adjusted Gross Margin is useful as a supplemental measure to our operating profitability. Adjusted Gross Margin is impacted primarily by the pricing trends for service operations and cost of operations, including labor rates for service technicians, volume and per compression unit costs for lubricant oils, quantity and pricing of routine preventative maintenance on compression units and property tax rates on compression units. Adjusted Gross Margin should not be considered an alternative to, or more meaningful than, gross margin or any other measure of financial performance presented in accordance with GAAP. Moreover, Adjusted Gross Margin as presented may not be comparable to similarly titled measures of other companies. Because we capitalize assets, depreciation and amortization of equipment is a necessary element of our costs. To compensate for the limitations of Adjusted Gross Margin as a measure of our performance, we believe that it is important to consider gross margin determined under GAAP, as well as Adjusted Gross Margin, to evaluate our operating profitability.

Adjusted Gross Margin for Compression Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Total revenues	$181,619	$162,808	$359,316	$320,303
Cost of operations (excluding depreciation and amortization)	(65,017)	(58,336)	(127,787)	(111,273)
Depreciation and amortization	(45,430)	(43,397)	(90,327)	(85,802)

Gross margin	$71,172	$61,075	$141,202	$123,228

Gross Margin Percentage	39.2%	37.5%	39.3%	38.5%
Depreciation and amortization	45,430	43,397	90,327	85,802

Adjusted Gross Margin	$116,602	$104,472	$231,529	$209,030
Adjusted Gross Margin Percentage(1)	64.2%	64.2%	64.4%	65.3%

(1)	Calculated using Adjusted Gross Margin for Compression Operations as a percentage of total Compression Operations revenues.

Adjusted Gross Margin for Other Services

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Total revenues	$21,687	$14,343	$34,102	$25,189
Cost of operations (excluding depreciation and amortization)	(18,099)	(11,774)	(27,087)	(20,601)
Depreciation and amortization	—	—	—	—

Gross margin	$3,588	$2,569	$7,015	$4,588

Gross Margin Percentage	16.5%	17.9%	20.6%	18.2%
Depreciation and amortization	—	—	—	—

Adjusted Gross Margin	$3,588	$2,569	$7,015	$4,588

Adjusted Gross Margin Percentage(1)	16.5%	17.9%	20.6%	18.2%

(1)	Calculated using Adjusted Gross Margin for Other Services as a percentage of total Other Services revenues.

Adjusted EBITDA and Adjusted EBITDA Percentage

We define Adjusted EBITDA as net income before interest expense, net plus, (i) tax expense (benefit); (ii) depreciation and amortization; (iii) realized loss (gain) on derivatives; (iv) unrealized loss (gain) on derivatives; (v) equity compensation expense; (vi) transaction expenses; (vii) loss (gain) on sale of assets; and (viii) impairment of compression equipment. We define Adjusted EBITDA Percentage as Adjusted EBITDA divided by total revenues. Adjusted EBITDA and Adjusted EBITDA Percentage are used as supplemental financial measures by our management and external users of our financial statements, such as investors, commercial banks and other financial institutions, to assess:

•	the financial performance of our assets without regard to the impact of financing methods, capital structure or historical cost basis of our assets;

•	the viability of capital expenditure projects and the overall rates of return on alternative investment opportunities;

•	the ability of our assets to generate cash sufficient to make debt payments and pay dividends; and

•	our operating performance as compared to those of other companies in our industry without regard to the impact of financing methods and capital structure.

We believe that Adjusted EBITDA and Adjusted EBITDA Percentage provide useful information because, when viewed with our GAAP results and the accompanying reconciliation, they provide a more complete understanding of our performance than GAAP results alone. We also believe that external users of our financial statements benefit from having access to the same financial measures that management uses in evaluating the results of our business.

Adjusted EBITDA and Adjusted EBITDA Percentage should not be considered as alternatives to, or more meaningful than, revenues, net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance and liquidity. Moreover, our Adjusted EBITDA and Adjusted EBITDA Percentage as presented may not be comparable to similarly titled measures of other companies.

Given we are a capital intensive business, depreciation, impairment of compression equipment and the interest cost of acquiring compression equipment are necessary elements of our costs. To compensate for these items, we believe that it is important to consider both net income and net cash provided by operating activities determined under GAAP, as well as Adjusted EBITDA and Adjusted EBITDA Percentage, to evaluate our financial performance and our liquidity. Our Adjusted EBITDA and Adjusted EBITDA Percentage exclude some, but not all, items that affect net income and net cash provided by operating activities, and these measures may vary among companies. Management compensates for the limitations of Adjusted EBITDA and Adjusted EBITDA Percentage as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating this knowledge into management’s decision-making processes.

The following table reconciles net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA, its most directly comparable Non-GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$17,517	$8,901	$5,174	$58,456
Interest expense, net	60,964	36,829	119,687	62,469
Tax expense	5,851	2,781	1,861	18,159
Depreciation and amortization	45,430	43,397	90,327	85,802
Realized (gain) on derivatives	(25,835)	—	(25,835)	—
Unrealized loss (gain) on derivatives	3,595	3,386	21,529	(32,822)
Equity compensation expense(1)	29	—	908	619
Transaction expenses(2)	1,072	1,600	1,273	1,600
Gain on sale of assets	(738)	—	(721)	(7)

Adjusted EBITDA	$107,885	$96,894	$214,203	$194,276

Adjusted EBITDA Percentage	53.1%	54.7%	54.4%	56.2%

(1)	For the six months ended June 30, 2023 and 2022 there were $0.9 million and $0.6 million, respectively, of non-cash adjustments for equity compensation expense related to the Time-Vesting Units.
(2)	Represents certain costs associated with non-recurring professional services, our equity owners’ expenses and other costs.

The following table reconciles net cash provided by operating activities to Adjusted EBITDA for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net cash provided by operating activities	$94,678	$72,851	$117,968	$127,647
Interest expense, net	60,964	36,829	119,687	62,469
Tax expense	5,851	2,781	1,861	18,159
Deferred tax provision (benefit)	(3,282)	(1,116)	(761)	(14,974)
Realized gain on derivatives	(25,835)	—	(25,835)	—
Transaction expenses(1)	1,072	1,600	1,273	1,600
Other(2)	(6,763)	(4,315)	(13,109)	(6,912)
Change in operating assets and liabilities	(18,800)	(11,736)	13,119	6,287

Adjusted EBITDA	$107,885	$96,894	$214,203	$194,276

(1)	Represents certain costs associated with non-recurring professional services, our equity owners’ expenses and other costs.
(2)	Includes amortization of debt issuance costs, non-cash lease expense, provision for credit losses and inventory reserve.

Discretionary Cash Flow

We define Discretionary Cash Flow as net cash provided by operating activities less maintenance capital expenditures, transaction expenses, certain changes in operating assets and liabilities and certain other expenses. We believe Discretionary Cash Flow is a useful liquidity and performance measure and supplemental financial measure for us in assessing our ability to pay cash dividends to our stockholders, make growth capital expenditures and assess our operating performance. Our ability to pay dividends is subject to limitations due to restrictions contained in our ABL Credit Agreement as further described elsewhere herein. Discretionary Cash Flow is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP, such as revenues, net income, operating income (loss) or cash flows from operating activities. Discretionary Cash Flow as presented may not be comparable to similarly titled measures of other companies.

Free Cash Flow

We define Free Cash Flow as net cash provided by operating activities less maintenance and growth capital expenditures, transaction expenses, certain changes in operating assets and liabilities and certain other expenses. We believe Free Cash Flow is a liquidity measure and useful supplemental financial measure for us in assessing our ability to pursue business opportunities and investments to grow our business and to service our debt. Free Cash Flow is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP, such as revenues, net income (loss), operating income (loss) or cash flows from operating activities. Free Cash Flow as presented may not be comparable to similarly titled measures of other companies.

The following table reconciles net cash provided by operating activities, to Discretionary Cash Flow and Free Cash Flow, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net cash provided by operating activities	$94,678	$72,851	$117,968	$127,647
Maintenance capital expenditures(1)	(10,940)	(9,320)	(15,743)	(17,431)
Transaction expenses(2)	1,072	1,600	1,273	1,600
Gain on sale of assets	(738)	—	(721)	(7)
Change in operating assets and liabilities	(18,800)	(11,736)	13,119	6,287
Other(3)	(399)	(898)	(1,317)	(1,693)

Discretionary Cash Flow	$64,873	$52,497	$114,579	$116,403
Growth capital expenditures(4)(5)	(32,529)	(54,689)	(68,344)	(126,590)
Proceeds from sale of assets	1,023	1	1,055	13

Free Cash Flow	$33,367	$(2,191)	$47,290	$(10,174)

(1)

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources —Cash Requirements —Capital Expenditures” for information regarding amounts designated as maintenance capital expenditures.

(2)	Represents certain costs associated with non-recurring professional services, our equity owners’ expenses and other costs.
(3)	Includes non-cash lease expense, provision for credit losses and inventory reserve.
(4)

For the three months ended June 30, 2023 and 2022, growth capital expenditures include a $2.0 million and a $10.1 million decrease in accrued capital expenditures, respectively. For the six months ended June 30, 2023 and 2022, growth capital expenditures includes a $10.0 million and a $1.9 million decrease in accrued capital expenditures, respectively.

(5)

For the three months ended June 30, 2023 and 2022, there were $4.8 million and $1.7 million of non-unit growth capital expenditures, respectively. For the six months ended June 30, 2023 and 2022, there were $7.2 million and $2.2 million of non-unit growth capital expenditures, respectively. Remaining amounts for the six months ended June 30, 2023 and 2022 represent growth capital expenditures to expand our operating capacity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Requirements—Capital Expenditures” for information regarding amounts designated as growth capital expenditures.

The following table reconciles net income to Discretionary Cash Flow and Free Cash Flow, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net income	$17,517	$8,901	$5,174	$58,456
Depreciation and amortization	45,430	43,397	90,327	85,802
Unrealized loss (gain) on derivatives	3,595	3,386	21,529	(32,822)
Deferred tax provision (benefit)	3,282	1,116	761	14,974
Amortization of debt issuance costs	5,626	3,417	11,071	5,212
Equity compensation expense(1)	29	—	908	619
Transaction expenses(2)	1,072	1,600	1,273	1,600
Gain on sale of assets	(738)	—	(721)	(7)
Maintenance capital expenditures(3)	(10,940)	(9,320)	(15,743)	(17,431)

Discretionary Cash Flow	$64,873	$52,497	$114,579	$116,403
Growth capital expenditures(4)(5)	(32,529)	(54,689)	(68,344)	(126,590)
Proceeds from sale of assets	1,023	1	1,055	13

Free Cash Flow	$33,367	$(2,191)	$47,290	$(10,174)

(1)	For the six months ended June 30, 2023 and 2022, there were $0.9 million and $0.6 million, respectively, of non-cash adjustments for equity compensation expense related to the Time Vesting Units.
(2)	Represents certain costs associated with non-recurring professional services, our equity owners’ expenses and other costs.
(3)

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Requirements—Capital Expenditures” for information regarding amounts designated as maintenance capital expenditures.

(4)

For the three months ended June 30, 2023 and 2022, growth capital expenditures include a $2.0 million and a $10.1 million decrease in accrued capital expenditures, respectively. For the six months ended June 30, 2023 and 2022, growth capital expenditures include a $10.0 million and a $1.9 million decrease in accrued capital expenditures, respectively.

(5)

For the three months ended June 30, 2023 and 2022, there were $4.8 million and $1.7 million of non-unit growth capital expenditures, respectively. For the six months ended June 30, 2023 and 2022, there were $7.2 million and $2.2 million of non-unit growth capital expenditures, respectively. Remaining amounts for the six months ended June 30, 2023 and 2022 represent growth capital expenditures to expand our operating capacity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Requirements—Capital Expenditures” for information regarding amounts designated as growth capital expenditures.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon certain financial estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. The accounting policies that we believe require management’s most difficult, subjective or complex judgments and are the most critical to its reporting of results of operations and financial position are as follows:

Business Combinations and Goodwill

Goodwill acquired in connection with business combinations represents the excess of consideration over the fair value of net assets acquired. Certain assumptions and estimates are employed in determining the fair value of assets acquired and liabilities assumed. Goodwill is not amortized, but is reviewed for impairment annually, or more frequently if impairment indicators arise that suggest the carrying value of goodwill may not be recovered.

Goodwill - Impairment Assessments

We evaluate goodwill for impairment annually and whenever events or changes indicate that it is more likely than not that the fair value at the reporting unit level could be less than its carrying value (including goodwill). We estimate the fair value based on a number of factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and Company specific events. Estimating projected cash flows requires us to make certain assumptions as it relates to future operating performance.

Application of the goodwill impairment test requires judgments, including a qualitative assessment to determine whether there are any impairment indicators, and determining the fair value of the reporting unit. A number of significant assumptions and estimates are involved in the application of the income approach to forecast future cash flows, including revenue and operating income growth rates, discount rates and other factors. While we believe that our estimates of current value are reasonable, if actual results differ from the estimates and judgments used including such items as future cash flows and the volatility inherent in markets which we serve, impairment charges against the carrying value of those assets could be required in the future.

No events or circumstances occurring that indicated that the fair value of the entity may be below its carrying amount. No goodwill impairment was recorded for the three and six months ended June 30, 2023 and 2022.

Impairment of Long-Lived Assets

Long-lived assets, including property, plant, and equipment, and other finite-lived identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances, including the removal of compression units from our active fleet, indicate that the carrying amount of an asset may not be recoverable. Such events and changes may include significant changes in performance relative to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in our business strategy, among others. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to estimated future undiscounted net cash flows expected to be generated by the asset.

Impairment losses are recognized in the period in which the impairment occurs and represent the excess of the asset carrying value over its fair value estimated future undiscounted net cash flows. No impairment was recorded for the three and six months ended June 30, 2023 and 2022.

Estimated Useful Lives of Property, Plant and Equipment

Property, plant and equipment is carried at cost. Depreciation is computed on a straight-line basis using useful lives that are estimated based on assumptions and judgments that reflect both historical experience and expectations regarding future use of our assets. The use of different assumptions and judgments in the calculation of depreciation, especially those involving useful lives, would likely result in significantly different net book values of our assets and results of operations.

Commitments and Contingencies

From time to time, we may be involved in various claims and litigation arising in the ordinary course of business. Additionally, our compliance with state and local sales tax regulations is subject to audit by various taxing authorities. Certain taxing authorities have either claimed or issued an assessment that specific operational processes, which we and others in our industry regularly conduct, result in transactions that are subject to state sales taxes. We and others in our industry have disputed these claims and assessments based on either existing tax statutes or published guidance by the taxing authorities.

We utilize both internal and external counsel in evaluating our potential exposure to adverse outcomes from orders, judgments or settlements. While we are unable to predict the ultimate outcome of these actions, the accounting standard for contingencies requires management to make judgments about future events that are inherently uncertain. We are required to record a loss during any period in which we believe a contingency is probable and can be reasonably estimated. To the extent that actual outcomes differ from our estimates, or additional facts and circumstances cause us to revise our estimates, our earnings will be affected. We record legal costs as incurred, and all recorded legal liabilities are revised, as required, as better information becomes available to us.

As of June 30, 2023, based on the information currently available, we have accrued a contingent liability of approximately $28.4 million relating to the Sales Tax Audit for the periods currently under audit classified in accrued liabilities on the consolidated balance sheet.

For the year ended December 31, 2020, we wrote off an outstanding receivable balance of $3.7 million, due to us from a previous acquisition, to bad debt expense. Additionally, we recorded a contingent liability of $3.7 million related to the remaining 50% of the receivable balance due to the seller in accrued liabilities. As of June 30, 2023, none of the outstanding receivables had been collected.

As of June 30, 2023, there are no other legal matters for which resolution could have a material adverse effect on the consolidated financial statements.

Fair Value of Derivative Instruments

We use any of three valuation approaches to measure fair value: the market approach, the income approach, and the cost approach in determining the appropriate valuation methodologies based on the nature of the asset or liability being measured and the reliability of the inputs used in arriving at fair value.

We record derivative instruments at fair value using level 2 inputs of the fair value hierarchy. The interest rate swaps and interest rate collars are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads.

As of June 30, 2023, $43.8 million was recorded for the fair value of the asset of the derivative instruments compared to $65.3 million asset of the derivative instruments recorded as of December 31, 2022.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments which changes the impairment model for financial assets measured at amortized cost and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new current expected credit loss model that will result in earlier recognition of allowance for losses. The Company adopted this Topic 326 on January 1, 2023. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the ABL Facility, which has a floating interest rate component. We use interest rate derivative instruments to manage our exposure to fluctuations in these variable interest rate components.

As of June 30, 2023 and December 31, 2022, we had $1.82 billion and $1.75 billion, respectively, outstanding under the ABL Facility and $1.225 billion and $1.325 billion outstanding and effective notional amounts of floating to fixed interest rate swaps, respectively, which we attribute to our borrowings under our ABL Facility. Excluding the effect of interest rate swaps, the average annualized interest rate incurred on the ABL Facility for borrowings during the six months ended June 30, 2023 was approximately 8.10% and we estimate that a 1.0% increase in the applicable average interest rates for the six months ended June 30, 2023 would have resulted in an estimated $8.8 million increase in ABL-related interest expense.

As of June 30, 2023, we had $1.0 billion outstanding under the Term Loan. During the six months ended June 30, 2023 we had $350.0 million notional amounts of floating to fixed interest rate swaps and a $400.0 million notional amount interest rate collar with a floor of 1.70% and a cap of 2.00% that we attribute to our Term Loan. On June 29, 2023 we terminated these positions resulting in proceeds of $26.9 million. Excluding the effect of interest rate derivatives, the average annualized interest rate incurred on the Term Loan for borrowings during the six months ended June 30, 2023 was 11.92%, and we estimate that a 1.0% increase in the applicable average interest rates for the six months ended June 30, 2023 would have resulted in an estimated $5.0 million increase in interest expense related to Term Loan.

Counterparty Risk

Our credit exposure generally relates to receivables for services provided. If any significant customer of ours should have credit or financial problems resulting in a delay or failure to pay the amount it owes us, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, if any significant vendor of ours should have financial problems or operational delays, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, an affiliate of one of our customers in the Powder River Basin has been undergoing a bankruptcy proceeding since 2019. Such customer has from time to time been late in remitting payment for our compression services, which we have continued to deliver, and we are pursuing prompt payment of the amount owed. We do not expect the amount owed presents any material concentration risk. If payment is not timely remitted, we expect to suspend services to such customer.

Concentration Risk

For the six months ended June 30, 2023 and year ended December 31, 2022, our four largest customers accounted for approximately 38% and 39%, respectively, of our recurring revenues, with no single customer accounting for more than 14% for both ending periods. If any significant customer of ours should discontinue their partnership with us, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Commodity Price Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or oil in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. However, the demand for our compression operations depends upon the continued demand for, and production of, natural gas and oil. Sustained low natural gas or oil prices over the long term could result in a decline in the production of natural gas or oil, which could result in reduced demand for our compression operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below. However, after giving full consideration to such material weakness, and the additional analyses and other procedures that we performed to ensure that our condensed consolidated financial statements included in this Quarterly Report were prepared in accordance with U.S. GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Management has determined that the Company had a material weakness in its internal control over financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We did not maintain effective internal control over the proper inclusion of an out of period adjustment in the preparation of comparable interim unaudited condensed consolidated financial statements, which resulted in an adjustment to our derivative interest rate swaps for the period ended March 31, 2022.

Remediation Plan

We have begun the process of, and we are focused on, measures to remediate the material weakness related to out of period adjustments in the comparable interim unaudited condensed financial statements. Our internal control remediation efforts include the following:

•	We have evaluated closing entries within each respective historical period and account balance by formally documenting and tracking out of period adjustments.

•

We have enhanced our assessment of out of period adjustments for inclusion in comparable interim unaudited condensed financial statements to ensure transactions are recorded in the appropriate reporting period.

•

We engaged an outside firm to assist management with (i) reviewing our current processes, procedures, and systems and assessing the design of controls to identify opportunities to enhance the design of controls that would address relevant risks identified by management, and (ii) enhancing and implementing protocols to retain sufficient documentary evidence of operating effectiveness of such controls.

We cannot provide any assurance that such remedial measures, or any other remedial measures we take, will be effective.

Changes in Internal Control Over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Except as otherwise described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we and our subsidiaries may be involved in various claims and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

Between October 2019 and April 2023, we received notices from the Texas Comptroller’s office in regards to audits for periods ranging from December 2015 through December 2022. Based on the timing and nature of a previous settlement, we may receive similar treatment on settlement of our sales tax liability. We are actively in settlement discussions with the Comptroller, and if necessary, we will exhaust our administrative remedies to the maximum extent possible.

Item 1A.	Risk Factors.

Except as set forth below, there have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in the IPO Prospectus.

We have identified a material weakness in our internal controls, and we cannot provide assurances that this weakness will be effectively remediated, or that additional material weaknesses will not occur in the future.

If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner.

During the preparation and review of the unaudited interim condensed consolidated financial statements for the three and six month periods ended June 30, 2023 and 2022, the Company identified a previously corrected adjusting entry that was erroneously recorded in the three months ended June 30, 2022 and should have been recorded in the three months ended March 31, 2022. This entry was specific to the unrealized (loss) gain on derivatives and did not impact the six-month period ended June 30, 2022 financial statements.

While we are in the process of remedial action to address the material weakness, we cannot provide any assurance that such remedial measures, or any other remedial measures we take, will be effective. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Any failure to design or maintain effective internal control over financial reporting or any difficulties encountered in their implementation or improvement could increase compliance costs, negatively impact the market price of our common stock, or otherwise harm our operating results or cause us to fail to meet our reporting obligations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On June 28, 2023, our Registration Statement on Form S-1 (File No. 333-271050) relating to our IPO was declared effective by the SEC. On July 3, 2023, we completed the IPO, pursuant to which we issued and sold 16,000,000 shares at a price to the public of $16.00 per share. Goldman Sachs & Co. LLC, J.P. Morgan and Barclays served as lead book-running managers for the IPO. BofA Securities, Raymond James, RBC Capital Markets, Stifel, Truist Securities and TPH&Co., the energy business of Perella Weinberg Partners, served as book-running managers for the IPO. Comerica Securities, Fifth Third Securities, Inc., Regions Securities LLC, Texas Capital Securities, AmeriVet Securities, Guzman & Company, R. Seelaus & Co., LLC and Siebert Williams Shank served as co-managers for the IPO. We received net proceeds of approximately $231.4 million, after deducting expenses and underwriting discounts and commissions payable by us. There has been no material change in the planned use of proceeds from our IPO as described in the IPO Prospectus.

On July 11, 2023, the underwriters of the IPO exercised in full their option to purchase additional shares of common stock pursuant to the underwriting agreement relating to the IPO. The transaction resulted in our issuing and selling an additional 2,400,000 shares of common stock at a price to the public of $16.00 per share on July 13, 2023. We received net proceeds of approximately $36.2 million therefrom, after deducting underwriting discounts and commissions payable by us. The proceeds were used for repayment of existing indebtedness and general corporate purposes.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

Securities Trading Plans of Directors and Executive Officers

During the quarter covered by this Report, none of our directors or “officers” (as such term is defined in Rule16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Resignation of Board Member

Effective as of August 7, 2023, Teresa Mattamouros resigned from her position as director of the Company and member of the Personnel & Compensation Committee of the Board. Ms. Mattamouros did not resign due to any disagreement with the Company on any matter relating to its operations, policies or practices. The Company thanks Ms. Mattamouros for her service to the Company and its stockholders.

Appointment of Board Member

Effective August 8, 2023, Nirav Shah was elected a director of the Company and a member of the Nominating, Governance & Sustainability Committee of the Board. Mr. Shah will serve as a Class III director with a term expiring at the Company’s third annual meeting of stockholders following the Company’s initial public offering. The Board has determined that Mr. Shah meets the independence standards established under the New York Stock Exchange corporate governance listing standards. There is no arrangement or understanding between Mr. Shah and any other person pursuant to which he was appointed to the Board or the Nominating, Governance & Sustainability Committee, and there are currently no transactions in which Mr. Shah has an interest requiring disclosure under Item 404(a) of Regulation S-K. There are no family relationships between Mr. Shah and any director or executive officer of the Company.

In connection with Mr. Shah’s appointment to the Board, the Company entered into an indemnification agreement with Mr. Shah, pursuant to which the Company will indemnify Mr. Shah to the fullest extent permitted under Delaware law against liability that may arise by reason of his service to the Company, and to advance certain expenses incurred as a result of any proceeding against him as to which he could be indemnified. The forgoing description of the indemnification agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the indemnification agreement, which is filed herewith as Exhibit 10.11 and is incorporated into this Item 5 by reference.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Kodiak Gas Services, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2023).

3.2	Amended and Restated Bylaws of Kodiak Gas Services, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2023).

4.1	Registration Rights Agreement, dated as of July 3, 2023, by and among Kodiak Gas Services, Inc., Frontier TopCo Partnership, L.P. and each of the other signatories from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2023).

4.2	Stockholders’ Agreement, dated as of July 3, 2023, by and among Kodiak Gas Services, Inc. and Frontier TopCo Partnership, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2023).

10.1	Kodiak Gas Services, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2023).

10.2	Form of Restricted Stock Unit Grant Notice for Executives (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-273118) filed with the SEC on July 5, 2023).

10.3	Form of Restricted Stock Unit Grant Notice for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-273118) filed with the SEC on July 5, 2023).

10.4	Form of Performance Stock Unit Grant Notice for Executives (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-273118) filed with the SEC on July 5, 2023).

10.5	Novation, Assignment and Assumption Agreement, dated as of July 3, 2023, by and among Kodiak Gas Services, LLC, Frontier Intermediate Holding, LLC, Frontier TopCo Partnership, L.P., as the new borrower the other parties thereto, and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2023).

10.6	First Amendment to Fourth Amended and Restated Credit Agreement, dated as of May 31, 2023, among Frontier Intermediate Holding, LLC, Kodiak Gas Services, LLC, the other obligors party thereto, the lenders party thereto, and JP Morgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-271050) filed with the SEC on June 20, 2023).

10.7*	Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of June 27, 2023, among Frontier Intermediate Holding, LLC, Kodiak Gas Services, LLC, the other obligors party thereto, the lenders party thereto, and JP Morgan Chase Bank, N.A., as administrative agent.

10.8	Form of Indemnification Agreement between Kodiak Gas Services, Inc. and each of the directors and officers thereof (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-271050) filed with the SEC on March 31, 2023).

10.9	Executive Severance Plan of Kodiak Gas Services, Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2023).

10.10	Form of Executive Severance Plan Participation Agreement of Kodiak Gas Services, Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2023).

10.11*	Indemnification Agreement, dated August 8, 2023, by and among Kodiak Gas Services, Inc. and Nirav Shah.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kodiak Gas Services, Inc.

Date: August 10, 2023	By:	/s/ John B. Griggs
John B. Griggs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 10, 2023	By:	/s/ Ewan W. Hamilton
Ewan W. Hamilton
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)