Form 10-Q
period 2023-09-30
Kodiak Gas Services, Inc.
filed 2023-11-09
CIK 1767042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________
Commission File Number: 001-41732
____________________
Kodiak Gas Services, Inc.
(Exact Name of Registrant as Specified in its Charter)
____________________

Delaware	83-3013440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15320 Highway 105 W, Suite 210 Montgomery, Texas	77356
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (936) 539-3300
____________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	KGS	New York Stock Exchange
____________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 9, 2023, the registrant had 77,400,000 shares of common stock, par value $0.01 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Report”) contains, and our officers and representatives may from time to time make, “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding:
•Expected operating results, such as revenue growth and earnings;
•Anticipated levels of capital expenditures and uses of capital;
•Current or future volatility in the credit markets and future market conditions;
•Expectations of the effect on our financial condition of claims, litigation, environmental costs, contingent liabilities and governmental and regulatory investigations and proceedings;
•Production and capacity forecasts for the natural gas and oil industry;
•Strategy for customer retention, growth, fleet maintenance, market position, financial results;
•The amount and timing of future dividend payments;
•Our interest rate hedges; and
•Strategy for risk management.
Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:
•A reduction in the demand for natural gas and oil;
•The loss of, or the deterioration of the financial condition of, any of our key customers;
•Nonpayment and nonperformance by our customers, suppliers or vendors;
•Competitive pressures that may cause us to lose market share;
•The structure of our Compression Operations contracts and the failure of our customers to continue to contract for services after expiration of the primary term;
•Our ability to make acquisitions on economically acceptable terms;
•Our ability to fund purchases of additional compression equipment;
•A deterioration in general economic, business, geopolitical or industry conditions, including as a result of the conflict between Russia and Ukraine, inflation, and slow economic growth in the United States;
•Tax legislation and administrative initiatives or challenges to our tax positions;
•The loss of key management, operational personnel or qualified technical personnel;
•Our dependence on a limited number of suppliers;
•The cost of compliance with existing governmental regulations and proposed governmental regulations, including climate change legislation and regulatory initiatives and stakeholder pressures, including ESG scrutiny;
•The inherent risks associated with our operations, such as equipment defects and malfunctions;
•Our reliance on third-party components for use in our IT systems;
•Legal and reputational risks and expenses relating to the privacy, use and security of employee and client information;
•Threats of cyber-attacks or terrorism;

•Our credit agreement contains features that may limit our ability to operate our business and fund future growth and also increases our exposure to risk during adverse economic conditions;
•Volatility in interest rates;
•Our ability to access the capital and credit markets or borrow on affordable terms to obtain additional capital that we may require;
•The effectiveness of our disclosure controls and procedures; and
•Such other factors as discussed throughout the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our final prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 30, 2023 pursuant to Rule 424(b)(4) and throughout Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 1A. "Risk Factors" sections of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.
Any forward-looking statement made by us in this Report is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by applicable law, we undertake no obligation to publicly update any forward-looking statement whether as a result of new information, future developments or otherwise.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	As of September 30, 2023	As of December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$6,128	$20,431
Accounts receivable, net	116,875	97,551
Inventories, net	70,606	72,155
Fair value of derivative instruments	—	823
Contract assets	9,608	3,555
Prepaid expenses and other current assets	13,253	9,520
Total current assets	216,470	204,035
Property, plant and equipment, net	2,511,110	2,488,682
Operating lease right-of-use assets, net	33,453	9,827
Goodwill	305,553	305,553
Identifiable intangible assets, net	125,257	132,362
Fair value of derivative instruments	51,790	64,517
Other assets	607	564
Total assets	$3,244,240	$3,205,540
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$48,835	$37,992
Accrued liabilities	102,448	93,873
Contract liabilities	71,917	57,109
Total current liabilities	223,200	188,974
Long-term debt, net of unamortized debt issuance cost	1,747,912	2,720,019
Operating lease liabilities	34,026	6,754
Deferred tax liabilities	65,258	57,155
Other liabilities	2,052	3,545
Total liabilities	$2,072,448	$2,976,447
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Common stock, par value $0.01 per share; 750,000,000 shares of common stock authorized, 77,400,000 and 59,000,000 shares of common stock issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	774	590
Additional paid-in capital	956,465	33,189
Retained earnings	214,553	195,314
Total stockholders’ equity	1,171,792	229,093
Total liabilities and stockholders’ equity	$3,244,240	$3,205,540
See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Compression Operations	$186,673	$163,662	$545,989	$483,965
Other Services	44,310	18,983	78,412	44,172
Total revenues	230,983	182,645	624,401	528,137
Operating expenses:
Cost of operations (exclusive of depreciation and amortization shown below):
Compression Operations	65,470	55,872	193,257	167,145
Other Services	38,820	14,037	65,907	34,638
Depreciation and amortization	46,087	44,111	136,414	129,913
Selling, general and administrative expenses	19,648	11,190	46,171	32,760
Gain on sale of capital assets	—	(818)	(721)	(825)
Total operating expenses	170,025	124,392	441,028	363,631
Income from operations	60,958	58,253	183,373	164,506
Other income (expenses):
Interest expense, net	(39,710)	(49,859)	(182,030)	(104,616)
Loss on extinguishment of debt	(6,757)	—	(6,757)	—
Gain on derivatives	15,141	51,862	42,080	76,972
Other income (expense)	38	(19)	39	(10)
Total other income (expenses)	(31,288)	1,984	(146,668)	(27,654)
Income before income taxes	29,670	60,237	36,705	136,852
Income tax expense	7,904	14,337	9,765	32,496
Net income	$21,766	$45,900	$26,940	$104,356
Basic and diluted earnings per share
Basic net earnings per share	$0.28	$0.78	$0.41	$1.77
Diluted net earnings per share	$0.28	$0.78	$0.41	$1.77
Basic weighted average shares of common stock outstanding	76,731,868	59,000,000	64,954,244	59,000,000
Diluted weighted average shares of common stock outstanding	76,899,483	59,000,000	65,121,859	59,000,000
See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balance, January 1, 2022	59,000,000	$590	$871,403	$88,078	$960,071
Equity compensation - profits interests	—	—	(136)	619	483
Net income, as restated	—	—	—	49,555	49,555
Balance, March 31, 2022, as restated	59,000,000	$590	$871,267	$138,252	$1,010,109
Distribution to parent	—	—	(838,000)	—	(838,000)
Net income	—	—	—	8,901	8,901
Balance, June 30, 2022	59,000,000	$590	$33,267	$147,153	$181,010
Net income	—	—	—	45,900	45,900
Balance, September 30, 2022	59,000,000	$590	$33,267	$193,053	$226,910
Balance, January 1, 2023	59,000,000	$590	$33,189	$195,314	$229,093
Equity compensation - profits interests	—	—	(193)	879	686
Net loss	—	—	—	(12,343)	(12,343)
Balance, March 31, 2023	59,000,000	$590	$32,996	$183,850	$217,436
Equity compensation - profits interests	—	—	193	29	222
Distribution to parent	—	—	(33,189)	(9,111)	(42,300)
Net income	—	—	—	17,517	17,517
Balance, June 30, 2023	59,000,000	$590	$—	$192,285	$192,875
Proceeds from initial public offering, net of underwriter discount	18,400,000	184	277,656	—	277,840
Offering costs	—	—	(10,823)	—	(10,823)
Debt novation	—	—	687,590	—	687,590
Equity compensation - profits interests	—	—	—	502	502
Equity compensation - Omnibus Plan	—	—	2,042	—	2,042
Net income	—	—	—	21,766	21,766
Balance, September 30, 2023	77,400,000	$774	$956,465	$214,553	$1,171,792

See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$26,940	$104,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	136,414	129,913
Stock-based compensation expense	3,452	619
Amortization of debt issuance costs	11,260	9,453
Non-cash lease expense	3,132	2,066
Provision for credit losses	2,047	85
Inventory reserve	375	375
Gain on sale of capital assets	(721)	(825)
Change in fair value of derivatives	13,551	(86,676)
Deferred tax provision	6,312	26,807
Loss on extinguishment of debt	4,359	—
Changes in operating assets and liabilities:
Accounts receivable	(21,371)	5,048
Inventories	1,174	(9,904)
Contract assets	(6,053)	(8,111)
Prepaid expenses and other current assets	(3,733)	598
Accounts payable	3,257	403
Accrued and other liabilities	8,497	8,673
Contract liabilities	14,807	3,974
Net cash provided by operating activities	203,699	186,854
Cash flows from investing activities:
Purchase of capital assets	(145,573)	(199,707)
Proceeds from sale of capital assets	1,055	8,023
Other	(45)	(86)
Net cash used in investing activities	(144,563)	(191,770)
Cash flows from financing activities:
Borrowings on debt instruments	756,418	1,409,006
Payments on debt instruments	(1,021,556)	(545,730)
Payment of debt issuance cost	(32,759)	(27,819)
Proceeds from initial public offering, net of underwriter discounts	277,840	—
Offering costs	(9,247)	—
Loss on extinguishment of debt	(1,835)	—
Distribution to parent	(42,300)	(838,000)
Net cash used in financing activities	(73,439)	(2,543)
Net decrease in cash and cash equivalents	(14,303)	(7,459)
Cash and cash equivalents - beginning of period	20,431	28,795
Cash and cash equivalents - end of period	$6,128	$21,336
Supplemental cash disclosures:
Cash paid for interest	$173,006	$88,569
Cash paid for taxes	$5,946	$1,836
Supplemental disclosure of non-cash investing activities:
(Increase) decrease in accrued capital expenditures	$(6,498)	$8,773
Supplemental disclosure of non-cash financing activities:
Non-cash debt novation	$(689,829)	$—
Non-cash loss on extinguishment of debt	$(563)	$—
Non-cash offering costs	$(792)	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Organization and Description of Business
Kodiak Gas Services, Inc. (together with its subsidiaries, referred to as “Kodiak” or the “Company”) began its operations in 2011. On February 8, 2019, Kodiak was acquired by entities affiliated with EQT AB (publ). On October 24, 2019, the Company acquired Pegasus Optimization Managers, LLC, a provider of natural gas compression operations.
The Company is an operator of contract compression infrastructure in the U.S., primarily in the Permian Basin and Eagle Ford Shale with additional operations in the Powder River Basin, Mid-Continent Region, DJ Basin, Appalachian Basin, Barnett Shale / East Texas Region and Black Warrior Basin. The Company operates its compression units under fixed-revenue contracts with upstream and midstream customers. The Company manages its business through two operating segments: Compression Operations and Other Services. Compression Operations consists of operating Company-owned and customer-owned compression infrastructure for its customers to enable the production, gathering and transportation of natural gas and oil. Other Services consists of station construction, maintenance and overhaul, and other ancillary time and material-based offerings. See Note 18 (“Segments”).
Stock Split
On June 20, 2023, Kodiak’s board of directors approved a 590,000-for-1 split (the “Stock Split”) of the Company’s common stock. Prior to the consummation of the initial public offering of the Company’s common stock (the “IPO”), the Company was 100% owned by its parent, Frontier TopCo Partnership, L.P. (“Kodiak Holdings”). The Stock Split became effective upon filing of the Company’s Amended and Restated Certificate of Incorporation on June 28, 2023 in connection with the IPO. The par value of the Company’s common stock was not adjusted as a result of the Stock Split, however, the number of shares that the Company is authorized to issue increased to 750,000,000. As a result of the Stock Split, 59,000,000 shares of common stock were outstanding. All share and per share data shown in the accompanying condensed consolidated financial statements and related notes has been retroactively revised to give effect to the Stock Split for all periods presented.
IPO
On June 28, 2023, Kodiak’s Registration Statement on Form S-1 relating to the IPO was declared effective by the U.S. Securities and Exchange Commission (“SEC”) and the shares of its common stock began trading on the New York Stock Exchange on June 29, 2023. On July 3, 2023, Kodiak issued and sold 16,000,000 shares of common stock at a price to the public of $16.00 per share. Kodiak received net proceeds of approximately $230.8 million, after deducting expenses and underwriting discounts and commissions payable by the Company. On July 13, 2023, the Company issued and sold an additional 2,400,000 shares of common stock at a price to the public of $16.00 per share (referred to herein as the “overallotment”). The Company received net proceeds of approximately $36.2 million, after deducting underwriting discounts. The net proceeds were used for repayment of existing indebtedness, as described further in Note 9 (“Debt and Credit Facilities”), and general corporate purposes. After giving effect to these transactions, Kodiak had 77,400,000 shares of common stock issued and outstanding.
2. Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the accrual basis using accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished reflects all normal recurring adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in Kodiak’s latest annual financial statements included in Kodiak’s final prospectus filed with the SEC on June 30, 2023 pursuant to Rule 424(b)(4) (the “IPO Prospectus”), which contain a more comprehensive summary of the Company’s accounting policies. The interim results reported herein are not necessarily indicative of results for a full year.
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
3. Revenue Recognition
The following table disaggregates the Company’s revenue by type and timing of provision of services or transfer of goods (in thousands):

	Three Months Ended September 30,
	2023	2022
Services provided over time:
Compression Operations	$184,959	$162,063
Other Services	41,268	16,987
Total services provided over time	226,227	179,050
Services provided or goods transferred at a point in time:
Compression Operations	1,714	1,599
Other Services	3,042	1,996
Total services provided or goods transferred at a point in time	4,756	3,595
Total revenue	$230,983	$182,645

	Nine Months Ended September 30,
	2023	2022
Services provided over time:
Compression Operations	$539,576	$477,430
Other Services	69,543	39,757
Total services provided over time	609,119	517,187
Services provided or goods transferred at a point in time:
Compression Operations	6,413	6,535
Other Services	8,869	4,415
Total services provided or goods transferred at a point in time	15,282	10,950
Total revenue	$624,401	$528,137
The Company derives its revenue from contracts with customers, which comprise the following revenue streams:
Compression Operations
Compression Operations consists of operating Company-owned and customer-owned compression infrastructure for the Company’s customers, pursuant to fixed-revenue contracts enabling the production, gathering and transportation of natural gas and oil.
Compression Operations for Company-owned, as well as customer-owned, compressors are generally satisfied over time as services are rendered based upon specific performance criteria identified in the applicable contract. The service performed is substantially the same during each period of the contract, and revenues are therefore recognized on a straight-line, time-based method over the contract term as the customer simultaneously receives and consumes the benefits provided by the service.

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
Services provided based on time spent, parts and/or materials is generally short-term in nature and labor rates and parts pricing is agreed upon prior to commencing the service. As revenue is recognized when time passes, this revenue is recognized at the point in time when the service is rendered.
Contract Assets and Liabilities
The Company recognizes a contract asset when the Company has the right to consideration in exchange for goods or services transferred to a customer. Contract assets are transferred to trade receivables when the rights become unconditional. The Company had contract assets of $9.6 million and $3.6 million as of September 30, 2023, and December 31, 2022, respectively. There was no contract asset balance as of January 1, 2022. The Company records contract liabilities when cash payments are received or due in advance of performance. The Company’s contract liabilities were $71.9 million as of September 30, 2023. As of January 1, 2023 and 2022, the beginning balances for contract liabilities were $57.1 million and $51.2 million, respectively, all of which was recognized as revenue in the nine months ended September 30, 2023 and 2022, respectively. No revenue was recognized from beginning balances in the three months ended September 30, 2023 and 2022.
Performance Obligations
As of September 30, 2023, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to the Company’s revenue for the Compression Operations segment is $1.1 billion. The Company expects to recognize these remaining performance obligations as follows (in thousands):

	Remainder of 2023	2024	2025	2026	2027 and thereafter	Total
Remaining performance obligations	$162,915	$504,092	$241,526	$101,568	$54,906	$1,065,007

4. Accounts Receivable, net
Accounts receivable, net consist of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022	As of December 31, 2021
Accounts receivable	$119,869	$98,500	$81,708
Allowance for credit losses	2,994	949	959
Accounts receivable, net	$116,875	$97,551	$80,749
For the three and nine months ended September 30, 2023, the Company recorded a $2.0 million increase in allowance for credit losses related to expected credit losses from a customer in bankruptcy experiencing financial distress. For the three and nine months ended September 30, 2022, the Company had immaterial movements related to direct write-downs charged against the allowance for credit losses.
5. Inventories, net
Inventories consist of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Non-serialized parts	$59,093	$61,082
Serialized parts	11,513	11,073
Total inventories	$70,606	$72,155
6. Property, Plant and Equipment, net
Property, plant and equipment, net consist of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Compression equipment	$3,113,641	$2,973,599
Trailers and vehicles	9,239	7,193
Field equipment	18,385	15,501
Technology hardware and software	10,330	6,698
Leasehold improvements	4,209	1,947
Shipping containers	3,349	3,137
Furniture and fixtures	1,570	1,519
Finance lease	530	981
Land	20	—
Total property and equipment, gross	3,161,273	3,010,575
Less: accumulated depreciation	(650,163)	(521,893)
Property, plant and equipment, net	$2,511,110	$2,488,682
Depreciation expense was $43.7 million and $129.3 million for the three and nine months ended September 30, 2023, respectively, and is recorded within depreciation and amortization on the accompanying condensed consolidated statements of operations. Depreciation expense was $41.7 million and $122.8 million for the three and nine months ended September 30, 2022, respectively.

7. Goodwill and Identifiable Intangible Assets, net
There were no changes in the carrying amount of goodwill during the nine months ended September 30, 2023. All of the goodwill was allocated to the Company’s Compression Operations reporting unit.
The Company’s identifiable intangible assets consist of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	As of September 30, 2023
	Original Cost	Accumulated Amortization	Net Amount	Remaining Weighted Average Amortization Period (years)
Trade name	$13,000	$(3,018)	$9,982	15.4
Customer relationships	150,000	(34,725)	115,275	13.1
Total identifiable intangible assets	$163,000	$(37,743)	$125,257

	As of December 31, 2022
	Original Cost	Accumulated Amortization	Net Amount	Remaining Weighted Average Amortization Period (years)
Trade name	$13,000	$(2,531)	$10,469	16.1
Customer relationships	150,000	(28,107)	121,893	13.8
Total identifiable intangible assets	$163,000	$(30,638)	$132,362
Amortization expense was $2.4 million and $7.1 million for each of the three and nine months ended September 30, 2023 and 2022 and is recorded within depreciation and amortization on the condensed consolidated statements of operations.
As of September 30, 2023, the following is a summary of future minimum amortization expense for identified intangible assets (in thousands):

Amount
Years ending December 31,
Remainder of 2023	$2,368
2024	9,474
2025	9,474
2026	9,474
2027	9,474
Thereafter	84,993
Total	$125,257
8. Long-Lived and Other Asset Impairment
Long-lived assets, including property, plant, and equipment, and other finite-lived identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances, including the removal of compressors from the active fleet, indicate that the carrying amount of an asset may not be recoverable. Such events and changes may include significant changes in performance relative to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in the Company’s business strategy, among others. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to estimated future undiscounted net cash flows expected to be generated by the asset. Impairment losses are recognized in the period in which the impairment occurs and represent the excess of the asset carrying value over its estimated future discounted net cash flows. No impairment was recorded nor triggering events were identified for the three and nine month periods ended September 30, 2023 and 2022.

9. Debt and Credit Facilities
Debt consists of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
ABL Facility	$1,789,086	$1,754,224
Term Loan	—	1,000,000
Total debt outstanding	1,789,086	2,754,224
Less: unamortized debt issuance cost	(41,174)	(34,205)
Long-term debt, net of unamortized debt issuance cost	$1,747,912	$2,720,019
ABL Facility
As of January 1, 2022, a wholly-owned subsidiary of Kodiak had a revolving asset-based loan credit facility (the “ABL Facility”) with unaffiliated secured lenders and JPMorgan Chase Bank, N.A., as administrative agent.
On May 19, 2022, wholly-owned subsidiaries of Kodiak entered into the Third Amendment to the Third Amended and Restated Credit Agreement which mainly served to amend the applicable rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”) and allow for the return of capital to the parent of Kodiak in the amount of $838 million by increasing borrowings on the ABL Facility by $225 million, increasing the Term Loan by $600 million and utilizing $13 million of cash on hand. In addition, the ABL Facility size was increased from $1.9 billion to $2.1 billion to increase available liquidity under the facility. New lender fees and costs totaling $13.2 million were incurred as a result of the amendment and will be amortized over the life of the loan to interest expense.
On March 22, 2023, wholly-owned subsidiaries of Kodiak entered into the Fourth Amended and Restated Credit Agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended or restated from time to time, the “ABL Credit Agreement”) which mainly served to extend the maturity date from June 2024 to March 2028. The total facility size was increased from $2.1 billion to $2.2 billion to increase available liquidity under the facility. New lender fees and costs totaling $31.8 million were incurred and will be amortized over the life of the loan to interest expense. An additional $4.2 million in accrued interest related to exiting lenders was expensed and paid in the period. The remaining unamortized debt issuance costs of $1.2 million associated with the exiting lenders was written-off in interest expense, net in the period. On May 31, 2023, the ABL Credit Agreement was amended to, among other things, permit distributions of overallotment proceeds from the IPO and revise the terms related to the payment and prepayment of the Term Loan. On June 27, 2023, the ABL Credit Agreement was further amended to remove the ability to make distributions related to overallotment proceeds from the IPO and to instead require prepayment of the obligations upon the issuance of any equity interests by Kodiak pursuant to the overallotment in the IPO. In connection with the IPO, the Company became a borrower under the ABL Facility. As of September 30, 2023, there was $14.7 million letters of credit outstanding under the ABL Facility.
Pursuant to the ABL Credit Agreement, the Company must comply with certain restrictive covenants, including a minimum interest coverage ratio of 2.5x and a maximum Leverage Ratio (calculated based on the ratio of Consolidated Total Debt to Consolidated EBITDA, each as defined in the ABL Credit Agreement). The maximum Leverage Ratio is (i) 5.25 to 1.00 for the fiscal quarters ending September 30, 2023 and December 31, 2023, (ii) 5.00 to 1.00 for the fiscal quarter ending March 31, 2024, (iii) 4.75 to 1.00 for the fiscal quarter ending June 30, 2024 and (iv) 4.50 to 1.00 for each fiscal quarter ending on or after September 30, 2024. All loan amounts are collateralized by essentially all the assets of the Company. The Company was in compliance with all covenants as of September 30, 2023 and December 31, 2022.
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
The applicable interest rates as of September 30, 2023 were 10.25% (prime rate plus 2.00%) and 8.34% (Term SOFR rate plus 0.10% plus 2.75%). The applicable interest rates as of December 31, 2022 were 9.50% (prime rate plus 2.00%) and

7.60% (Term SOFR rate plus 0.10% plus 3.00%). We pay an annualized commitment fee of 0.25% on the unused portion of our ABL Facility if borrowings are greater than 50% of total commitments and 0.50% on the unused portion on the ABL Facility if borrowings are less than 50% of total commitments.
The ABL Facility is a “revolving credit facility” that includes a lock box arrangement whereby, under certain events, remittances from customers are forwarded to a bank account controlled by the administrative agent and are applied to reduce borrowings under the facility. One such event occurs when availability under the ABL Credit Agreement falls below a specified threshold (i.e., the greater of $200 million or 10% of the aggregate commitments at the time of measurement). As of September 30, 2023 and December 31, 2022, availability under the ABL Facility was in excess of the specified threshold and as such the entire balance was classified as long-term in accordance with its maturity.
Term Loan
As of January 1, 2022, a wholly-owned subsidiary of Kodiak had a term loan (the “Term Loan”) pursuant to a credit agreement with unaffiliated unsecured lenders and Wells Fargo Bank, N.A., as administrative agent. In May 2022, the Company completed a recapitalization and distribution of $838 million to the parent of Kodiak primarily by increasing the borrowings from the ABL Facility by $225 million and the Term Loan by $600 million per the Amended and Restated Term Loan Credit Agreement entered into by the Company on May 19, 2022 (as amended from time to time, the “Term Loan Credit Agreement”) and utilizing $13 million of cash on hand. New lender fees and costs totaling $14.6 million were incurred for this amendment and will be amortized over the life of the loan to interest expense.
On March 31, 2023, the Company’s wholly-owned subsidiary entered into the First Amendment to the Amended and Restated Term Loan Credit Agreement pursuant to which the maturity date was extended to September 22, 2028. Lender fees and costs totaling $0.75 million were incurred for this amendment and were amortized over the life of the loan to interest expense.
On June 29, 2023, the Company terminated all interest rate swaps and collars attributable to the Term Loan and recognized a gain on derivatives and received cash of $25.8 million during the period ended June 30, 2023 (the “Term Loan Derivative Settlement”). On July 3, 2023, in connection with the IPO, the Company used the net proceeds from the IPO, together with the proceeds resulting from the Term Loan Derivative Settlement and borrowings under the ABL Facility, to repay $300 million of borrowings outstanding under the Term Loan. Additionally, a subsidiary of Kodiak entered into a Novation, Assignment, and Assumption Agreement ("Novation Agreement") with Kodiak Holdings, pursuant to which all of the Company’s remaining obligations under the Term Loan were assumed by Kodiak Holdings, and the Company’s obligations thereunder were terminated. The Company is no longer a borrower or guarantor under, nor otherwise obligated with respect to the debt outstanding under the Term Loan. As part of the $300 million repayment of the Term Loan, unamortized debt issuance costs of $4.4 million and fees of $2.4 million were recorded to loss on extinguishment for the three and nine months ended September 30, 2023. The carrying value of the term debt novated under the Novation Agreement of $689.8 million (comprised of $700.0 million of principal balance less $10.2 million of unamortized debt issuance costs) was considered an equity transaction with the Parent and recorded to additional paid-in capital in the statement of stockholder's equity.
As of September 30, 2023, the scheduled maturities, without consideration of potential mandatory prepayments, of the long-term debt were as follows (in thousands):

Amount
Years ended December 31,
Remainder of 2023	$—
2024	—
2025	—
2026	—
2027	—
Thereafter	1,789,086
Total	$1,789,086

Debt Issuance Costs
Debt issuance costs of $41.2 million, as of September 30, 2023, are being amortized over the term of the ABL Facility. As of December 31, 2022, $34.2 million were being amortized over the terms of the ABL Facility and Term Loan. Amortization expense related to these costs of $0.2 million and $11.3 million for the three and nine months ended September 30, 2023, are included in interest expense in the accompanying condensed consolidated statements of operations. Amortization expense was $4.3 million and $9.5 million for the three and nine months ended September 30, 2022.
10. Derivative Instruments
The Company has entered into interest rate swaps exchanging variable interest rates for fixed interest rates and in prior periods, entered into interest rate collars that fix interest rates within a range through the simultaneous purchase of an interest rate cap and sale of an interest rate floor. The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative or trading purposes. The Company’s derivative instruments are recognized on the unaudited condensed consolidated balance sheets at fair value and classified as current or long-term depending on the maturity date of the derivative instrument and whether the net carrying value is in a net asset or net liability position. Realized and unrealized gains and losses associated with the derivative instruments are recognized in gain on derivative instrument within the unaudited condensed consolidated statements of operations.
On June 29, 2023, the Company terminated $750.0 million of notional amounts related to interest rate swaps and collars attributable to the Term Loan and recognized a gain on derivatives of $25.8 million during the nine months ended September 30, 2023.
The table below summarizes information related to the notional amount and maturity dates for interest rate swaps at September 30, 2023:

Notional Amount	Maturities
$125,000,000	12/4/2024
$225,000,000	12/5/2024
$200,000,000	6/14/2025
$125,000,000	12/6/2025
$175,000,000	6/14/2026
$125,000,000	6/22/2026
$125,000,000	12/6/2026
$75,000,000	5/18/2027
$100,000,000	5/19/2027
$200,000,000	5/19/2027
$125,000,000	12/6/2027
Of the total notional amount of $1.6 billion, $375 million is related to forward dated interest rate swaps with an effective date after September 30, 2023.

The following tables set forth the Company’s assets that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy and classification of the Company’s derivative instruments not designated as hedging instruments on the accompanying condensed consolidated balance sheets (in thousands):

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Current assets:
Interest rate swaps	$—	$—	$—	$—
Total current assets	$—	$—	$—	$—
Non-current assets:
Interest rate swaps	$—	$51,790	$—	$51,790
Total non-current assets	$—	$51,790	$—	$51,790
Total	$—	$51,790	$—	$51,790

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Current assets:
Interest rate swaps	$—	$823	$—	$823
Total current assets	$—	$823	$—	$823
Non-current assets:
Interest rate swaps	$—	$48,955	$—	$48,955
Interest rate collars	—	15,562	—	15,562
Total non-current assets	$—	$64,517	$—	$64,517
Total	$—	$65,340	$—	$65,340
The following table summarizes the effects of the Company’s derivative instruments in the condensed consolidated statements of operations (in thousands):

Derivative Instruments Not Designated as Hedging Instrument	Location of Gain Recognized	Three Months Ended September 30,
		2023	2022
Interest rate swaps	Gain on derivatives	$15,141	$44,809
Interest rate collars	Gain on derivatives	—	7,053
Total gain on derivative		$15,141	$51,862

Derivative Instruments Not Designated as Hedging Instrument	Location of Gain (Loss) Recognized	Nine Months Ended September 30,
		2023	2022
Interest rate swaps	Gain on derivatives	$42,649	$54,796
Interest rate collars	Gain (loss) on derivatives	(569)	22,176
Total gain on derivative		$42,080	$76,972
We record derivative instruments at fair value using level 2 inputs of the fair value hierarchy. The interest rate swaps and interest rate collars are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs from actively quoted public markets. including interest rate curves and credit spreads.
11. Fair Value Measurements
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, derivative instruments and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, accrued liabilities, and accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The fair value of debt and contingent consideration are considered Level 3 measurements. These fair value measurements are based on unobservable inputs. The fair value of variable rate long-term debt is based upon the current market rates for debt with similar credit risk and maturity which approximates fair value. Debt includes the ABL Facility and is shown net of unamortized debt issuance cost in the tables below. The contingent consideration liability is measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. The fair value estimate reflects the contractual terms of the purchase agreement (e.g., potential payment amounts, length of measurement periods, manner of calculating any amounts due) and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows and a discount rate. Depending on the contractual terms of the purchase agreement, the probability of achieving future cash flows generally represents the only significant unobservable input. There was no change in the fair value of contingent consideration during the three and nine months ended September 30, 2023. See fair value tables below (in thousands):

	As on September 30, 2023
	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$1,747,912	$1,747,912
Contingent Consideration	—	—	3,673	3,673
Total	$—	$—	$1,751,585	$1,751,585

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$2,720,019	$2,720,019
Contingent Consideration	—	—	3,673	3,673
Total	$—	$—	$2,723,692	$2,723,692
12. Stockholders’ Equity
Holders of the Company’s common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 77,400,000 and 59,000,000 shares of common stock issued and outstanding, respectively. Holders of common stock are entitled to receive, in the event of a liquidation, dissolution or winding up, ratably the assets available for distribution to the stockholders after payment of all liabilities.
On July 3, 2023, 16,000,000 shares of common stock were issued and sold as part of the closing of the IPO, resulting in net proceeds of $230.8 million, after deducting expenses and underwriting discounts and commissions payable by us. On July 13, 2023, the underwriters exercised in full their option to purchase additional shares of common stock pursuant to the underwriting agreement relating to the IPO. On July 13, 2023, the Company issued and sold an additional 2,400,000 shares of common stock at a price to the public of $16.00 per share. The Company received net proceeds of approximately $36.2 million, after deducting underwriting discounts and commissions payable. The net proceeds were used for repayment of existing indebtedness and general corporate purposes. After giving effect to these transactions, Kodiak had 77,400,000 shares of common stock issued and outstanding.
Class B and C Profits Interests
Prior to the IPO, Kodiak Holdings issued incentive awards to certain employees of Kodiak Gas Services, LLC (a wholly-owned subsidiary of the Company) in the form of Class B incentive units (“Class B Units”). The Company records stock-based compensation expense associated with the Class B Units because of the employment relationship of the grantees with Kodiak Gas Services, LLC.
On March 6, 2019, 61,098.4 Class B Units were authorized under the Kodiak Holdings 2019 Class B Unit Incentive Plan for grants to certain employees and non-employee board members. These Class B Units are intended to constitute “profits interests” for federal income tax purposes, but constitute a substantive class of equity under GAAP. As of September 30, 2023 , there were 60,406.9 authorized Class B Units and 57,058.5 were outstanding. As of December 31, 2022, there were 61,068.0 authorized Class B Units and 60,363.4 were outstanding. There were no Class B Units granted in the nine months ended September 30, 2023 or 2022. Twenty-five percent (25%) of the Class B Units are subject to time vesting (the “Time-Vesting Units”) and the remaining 75% of the Class B Units are subject to performance-vesting (the “Performance-Vesting Units”). Time-Vesting Units vest in equal annual installments on each of the first five anniversaries of the applicable vesting commencement date, subject to the Class B Unit holder’s continuous service through the applicable vesting date. Performance-Vesting Units vest based on the achievement of certain investor return metrics, subject to the Class B Unit holder’s continuous service through the applicable vesting date. Holders of Class B Units are entitled to distributions on vested awards in accordance with the Kodiak Holdings distribution waterfall. Class B Units are not subject to any conversion rights other than an automatic conversion to Class C incentive units (“Class C Units”) in connection with certain terminations of employment. Each Class C Unit is eligible to receive distributions up to an amount equal to the fair market value of the corresponding converted Class B Unit on the date of conversion. As of September 30, 2023 no material conversions had occurred.
There are no performance hurdles associated with the Time-Vesting Units. The fair value of each incentive award was estimated on its applicable grant date using an option pricing model.
Stock compensation expense is recognized ratably over the vesting period of the awards. During the nine months ended September 30, 2023 and 2022, approximately $1.4 million and $0.6 million, respectively, in stock compensation expense was recognized in selling, general and administrative expenses. As of September 30, 2023, there were 3,079.1 unvested Time-Vesting Units, representing $0.5 million in unrecognized stock compensation expense.
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
On June 29, 2023, Kodiak granted 1,297,188 shares of common stock equity awards to certain employees, including Kodiak’s named executive officers, pursuant to awards under the Omnibus Plan. 985,313 of the shares were granted pursuant to awards of time-based restricted stock units (“RSUs”) that vest ratably over a three-year period, subject to continuous service through each vesting date. 311,875 of the shares were granted pursuant to awards of performance stock units (“PSUs”) that cliff vest at the end of a three-year performance period, with the ultimate number of shares earned and issued ranging from 0-190% of the number of shares subject to the PSU award, subject to continuous service through the end of the performance period.
The following table summarizes award activity under the Omnibus Plan for the nine-month period ending September 30, 2023:

	RSUs		PSUs
	Number of RSUs	Weighted-Average Price	Number of PSUs	Weighted-Average Price
Outstanding at December 31, 2022	—	—	—	—
Granted	985,313	$16.00	311,875	$16.99
Vested or exercised	—	—	—	—
Forfeited	(20,679)	—	—	—
Outstanding at September 30, 2023	964,634	$16.00	311,875	$16.99
Restricted stock awards expected to vest	964,634	$16.00	311,875	$16.99
As of September 30, 2023, the total future compensation cost related to non-vested equity awards was approximately $18.7 million assuming the performance-based restricted stock units vest at 100% per the terms of the applicable award. During the three and nine months ended September 30, 2023, approximately $2.0 million in stock compensation expense was recognized in selling, general and administrative expenses. There was no such expense recorded for the three and nine months ended September 30, 2022.
13. Commitments and Contingencies
Purchase Commitments
Purchase commitments primarily consist of future commitments to purchase new compression units ordered but not received. The commitments as of September 30, 2023, were $215.7 million, of which $182.9 million is expected to be settled within the next twelve months.

Contingent Consideration
The Company agreed to pay, as contingent consideration, up to $3.7 million of certain past due accounts receivable acquired in connection with a prior acquisition in 2019, if collected, to the seller. The Company records contingent consideration at the acquisition and end of reporting periods at fair value in accrued liabilities. As of September 30, 2023 and December 31, 2022, none of the outstanding receivables had been collected.
Sales Tax Contingency
Between October 2019 and April 2023, the Company received notices from the Texas Comptroller’s office in regards to audits for periods ranging from December 2015 through December 2022. The audits pertain to whether the Company may owe sales tax on certain of its compression equipment that it had purchased during that time period. As of December 31, 2022, the Company had accrued a total amount of $27.8 million for this contingent liability. During the nine months ended September 30, 2023, based on current information the Company accrued an additional $0.9 million and as of September 30, 2023, the Company had accrued a total of $28.7 million for this contingent liability.
Legal Matters
From time to time, the Company may become involved in various legal matters. Management believes that there are no legal matters as of September 30, 2023 whose resolution could have a material adverse effect on the unaudited condensed consolidated financial statements.
14. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Prepaid insurance	$3,733	$3,997
Prepaid rent	799	589
Deferred IPO issuance costs	—	3,047
Deferred project costs	3,538	—
Interest rate swap receivable	1,559	—
Other	3,624	1,887
Total prepaid expenses and other current assets	$13,253	$9,520

15. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Sales tax liability	$28,688	$27,820
Accrued interest	11,746	16,347
Accrued bonus	10,475	7,764
Accrued taxes	14,675	9,667
Accrued payroll	1,036	2,744
Accrued legal fee	1,823	1,906
Lease liabilities - current portion	—	3,090
Contingent consideration	3,673	3,673
Accrued accounts payable	16,629	14,080
Accrued insurance	109	2,231
Station construction accrual	12,361	—
Other	1,233	4,551
Total accrued liabilities	$102,448	$93,873
16. Income Taxes
For the three and nine months ended September 30, 2023, the Company recorded income tax expense of $7.9 million and $9.8 million, respectively. Income tax expense for the three and nine months ended September 30, 2022 was $14.3 million and $32.5 million, respectively. The effective tax rate was approximately 26.6% and 26.6% for the three and nine months ended September 30, 2023, compared to 23.8% and 23.7% for the three and nine months ended September 30, 2022. The difference between the Company’s effective tax rates for the three and nine months ended September 30, 2023 and 2022 and the U.S. statutory tax rate of 21% was primarily due to state income taxes.
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
The Company did not have any uncertain tax benefits as of September 30, 2023 and December 31, 2022. For the three and nine months ended September 30, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the condensed consolidated statement of operations.
17. Defined Contribution Plan
The Company maintains a defined contribution savings plan for its employees. The Company contributed $0.7 million and $2.3 million to the plan for the three and nine months ended September 30, 2023, respectively. The Company contributed $0.7 million and $2.1 million to the plan for the three and nine months ended September 30, 2022, respectively.
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
The Company evaluates performance and allocates resources based on the gross margin of each segment, which includes revenues directly attributable to the specific segment and all costs of service directly attributable to the specific segment, which includes cost of operations and depreciation and amortization. Depreciation and amortization for the Compression Operations segment was $46.1 million and $136.4 million for the three and nine months ended September 30, 2023 respectively. Depreciation and amortization for the Compression Operations segment was $44.1 million and $129.9 million for the three and nine months ended September 30, 2022 respectively. Revenue includes only sales to external customers. The following table represents financial metrics by segment (in thousands):

	Compression Operations	Other Services	Total
Three Months Ended September 30, 2023
Revenue	$186,673	$44,310	$230,983
Gross margin	75,116	5,490	80,606
Total assets	3,213,764	30,476	3,244,240
Capital expenditures	51,539	—	51,539
Three Months Ended September 30, 2022
Revenue	$163,662	$18,983	$182,645
Gross margin	63,679	4,946	68,625
Total assets	3,133,249	3,715	3,136,964
Capital expenditures	53,755	—	53,755

	Compression Operations	Other Services	Total
Nine Months Ended September 30, 2023
Revenue	$545,989	$78,412	$624,401
Gross margin	216,318	12,505	228,823
Total assets	3,213,764	30,476	3,244,240
Capital expenditures	145,573	—	145,573
Nine Months Ended September 30, 2022
Revenue	$483,965	$44,172	$528,137
Gross margin	186,907	9,534	196,441
Total assets	3,133,249	3,715	3,136,964
Capital expenditures	199,707	—	199,707
The following table reconciles total gross margin to income before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total gross margin	$80,606	$68,625	$228,823	$196,441
Selling, general and administrative expenses	(19,648)	(11,190)	(46,171)	(32,760)
Gain on sale of capital assets	—	818	721	825
Interest expense, net	(39,710)	(49,859)	(182,030)	(104,616)
Loss on extinguishment of debt	(6,757)	—	(6,757)	—
Gain on derivatives	15,141	51,862	42,080	76,972
Other (expense) income	38	(19)	39	(10)
Income before income taxes	$29,670	$60,237	$36,705	$136,852
19. Earnings Per Share of Common Stock
Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is computed by using the weighted average shares of common stock outstanding, including the dilutive effect of restricted shares based on an average share price during the period. For the three and nine months ended September 30, 2023 and September 30, 2022, there were no anti-dilutive shares, respectively. The computations of basic and diluted earnings per share for the three and nine months ended September 30, 2023 and September 30, 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Net income	$21,766	$45,900	$26,940	$104,356

Basic weighted average shares of common stock	76,731,868	59,000,000	64,954,244	59,000,000
Effect of dilutive securities	167,615	—	167,615	—
Diluted weighted average shares of common stock	76,899,483	59,000,000	65,121,859	59,000,000

Basic earnings per share of common stock	$0.28	$0.78	$0.41	$1.77
Diluted earnings per share of common stock	$0.28	$0.78	$0.41	$1.77
20. Subsequent Events
The following event occurred subsequent to the date the condensed financial statements were available to be issued:
On October 24, 2023 the Company's board of directors declared an initial cash dividend of $0.38 per share of common stock, or $1.52 per share of common stock on an annualized basis, for the third quarter of 2023. The cash dividend of approximately $29 million will be paid on November 10, 2023 to all stockholders of record as of the close of business on November 3, 2023.

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
Operational Highlights
The following table summarizes certain horsepower, unit count and horsepower utilization percentages for our fleet for the periods presented.

	As of September 30,		Percentage Change
	2023	2022
Operating Data (at period end):
Fleet horsepower (1)	3,213,096	3,106,316	3.4%
Revenue-generating horsepower (2)	3,210,076	3,098,545	3.6%
Fleet compression units	3,051	3,011	1.3%
Revenue-generating compression units	3,034	3,004	1.0%
Revenue-generating horsepower per revenue-generating compression unit (3)	1,058	1,031	2.6%
Horsepower utilization (4)	99.9%	99.7%	0.2%
(1)Fleet horsepower includes revenue-generating horsepower and idle horsepower, which is comprised of compression units that do not have a signed contract or are not subject to a firm commitment from our customer and are no longer generating revenue. Fleet horsepower excludes 31,520 and 60,025 of non-marketable or obsolete horsepower as of September 30, 2023 and 2022, respectively.
(2)Revenue-generating horsepower includes compression units that are operating under contract and generating revenue and compression units which are available to be deployed and for which we have a signed contract or are subject to a firm commitment from our customer.
(3)Calculated as (i) revenue-generating horsepower divided by (ii) revenue-generating compression units at period end.
(4)Horsepower utilization is calculated as (i) revenue-generating horsepower divided by (ii) fleet horsepower.

Horsepower
The 3.4% and 3.6% increase in fleet horsepower and revenue-generating horsepower, respectively, were primarily attributable to the purchase and deployment of new compression units through organic growth with our existing customer base as well as select new customers in the key regions in which we operate. The 2.6% increase in revenue-generating horsepower per revenue-generating compression unit was due to the purchase and deployment of new, large horsepower units.
Financial Results of Operations
Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
The following table presents selected financial and operating information for the periods presented (in thousands):

	For the Three Months Ended September 30,		% Change
	2023	2022
Revenues:
Compression operations	$186,673	$163,662	14.1%
Other services	44,310	18,983	133.4%
Total revenues	230,983	182,645	26.5%
Operating expenses:
Cost of operations (exclusive of depreciation and amortization shown below):
Compression operations	65,470	55,872	17.2%
Other services	38,820	14,037	176.6%
Depreciation and amortization	46,087	44,111	4.5%
Selling, general and administrative expenses	19,648	11,190	75.6%
Gain on sale of capital assets	—	(818)	nm
Total operating expenses	170,025	124,392	36.7%
Income from operations	60,958	58,253	4.6%
Other income (expenses):
Interest expense, net	(39,710)	(49,859)	(20.4)%
Loss on extinguishment of debt	(6,757)	—	nm
Gain on derivatives	15,141	51,862	(70.8)%
Other income (expense)	38	(19)	(300.0)%
Total other income (expenses)	(31,288)	1,984	(1,677.0)%
Income before income taxes	29,670	60,237
Income tax expense	7,904	14,337	(44.9)%
Net income	$21,766	$45,900	(52.6)%

Revenues and Sources of Income
Compression Operations
Compression Operations revenue increased $23.0 million (14.1%) for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Substantially all, or $22.9 million, of the increase was the result of an increase in average revenue-generating horsepower as a result of increased demand for our compression operations and due to an increase in average revenue per revenue-generating horsepower per month.
Other Services
Other Services revenue increased $25.3 million (133.4%) for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase was primarily due to a $24.3 million increase in revenue from station construction services driven primarily by increases in demand and scope of station projects, and a $1.0 million increase in revenue from parts and service, driven by increased customer demand.
Operating Costs and Other Expenses
Compression Operations
Compression Operations expenses increased $9.6 million (17.2%) for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This was primarily due to a $4.6 million increase in direct expenses, driven by increases in pricing and volume of lubricant oil and coolant and parts to support increased activity, a $3.0 million increase in direct labor expenses related to increased headcount and salaries, a $1.9 million increase in indirect expenses, and a $0.1 million increase in freight and crane charges that are directly reimbursable by our customers.
Other Services
Other Services expense increased $24.8 million (176.6%) for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 This increase was primarily due to a $23.7 million increase in expenses from station construction services driven primarily by increases in demand and scope of station projects, and $1.1 million from parts and service, driven by increased customer demand.
Depreciation and Amortization
Depreciation and Amortization increased $2.0 million (4.5%) for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This was primarily due to an increase in compression equipment purchased, which resulted in increased depreciation associated with that equipment.
Selling, General and Administrative Expense
Selling, General and Administrative expenses increased $8.5 million (75.6%) for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This was primarily due to a $2.5 million increase in stock compensation expense mainly related to share-based compensation awards granted as part of the IPO, a $2.0 million increase in bad debt expense related to expected credit losses from a customer in bankruptcy experiencing financial distress, a $1.1 million increase in labor and benefits, mainly related to increased headcount and salaries, a $1.1 million increase in professional fees mainly related to transaction costs and a $0.6 million increase in other overhead expenses, primarily as a result of higher insurance, office expenses, and other general administrative expenses.
Interest Expense, Net
Interest expense, net decreased $10.1 million (20.4%) for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This decrease is primarily due to the extinguishment of the Term Loan in July 2023; partially offset by an increase in the effective interest rate on the ABL Facility.
Loss on Extinguishment of Debt
Loss on extinguishment of debt increased $6.8 million related to the write off of debt issuance costs and other fees as a result of the extinguishment of the Term Loan during the three months ended September 30, 2023. No such loss was recognized in the three months ended September 30, 2022.
Gain on Derivatives
Gain on derivatives decreased $36.7 million (70.8%) for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This is primarily related to an $8.0 million increase in the fair value of derivatives due to an increase in the long-term SOFR yield curve and cash received on derivatives of $7.2 million, as compared to a $53.9 million increase in the fair value of derivatives due to an increase in the long-term SOFR yield curve and cash paid on derivatives of $2.0 during the three months ended September 30, 2023 and 2022, respectively.
Income tax expense
Income tax expense decreased by $6.4 million (44.9%) for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This was primarily due to a decrease in pre-tax income of $45.0 million for the three months ended September 30, 2023 compared to pre-tax income for the three months ended September 30, 2022.

Financial Results of Operations
Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
The following table presents selected financial and operating information for the periods presented (in thousands):

	For the Nine Months Ended September 30,		% Change
	2023	2022
Revenues:
Compression operations	$545,989	$483,965	12.8%
Other services	78,412	44,172	77.5%
Total revenues	624,401	528,137	18.2%
Operating expenses:
Cost of operations (exclusive of depreciation and amortization shown below):
Compression operations	193,257	167,145	15.6%
Other services	65,907	34,638	90.3%
Depreciation and amortization	136,414	129,913	5.0%
Selling, general and administrative expenses	46,171	32,760	40.9%
Gain on sale of capital assets	(721)	(825)	(12.6)%
Total operating expenses	441,028	363,631	21.3%
Income from operations	183,373	164,506	11.5%
Other income (expenses):
Interest expense, net	(182,030)	(104,616)	74.0%
Loss on extinguishment of debt	(6,757)	—	nm
Gain on derivatives	42,080	76,972	(45.3)%
Other income (expense)	39	(10)	(490.0)%
Total other expenses	(146,668)	(27,654)	430.4%
Income before income taxes	36,705	136,852	(73.2)%
Income tax expense	9,765	32,496	(70.0)%
Net income	$26,940	$104,356	(74.2)%

Revenues and Sources of Income
Compression Operations
Compression Operations revenue increased $62.0 million (12.8%) for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The $62.0 million increase was the result of an increase in average revenue-generating horsepower as a result of increased demand for our compression operations and due to an increase in average revenue per revenue-generating horsepower per month.
Other Services
Other Services revenue increased $34.2 million (77.5%) for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was primarily due to a $29.8 million increase in revenues from station construction services driven primarily by increases in demand and scope of station projects, and $4.4 million from parts and service, driven by increased customer demand.

Operating Costs and Other Expenses
Compression Operations
Compression Operations expenses increased $26.1 million (15.6%) for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This was primarily due to a $11.6 million increase in direct expenses, driven by increases in pricing and volume of lubricant oil and coolant and parts to support increased activity, a $9.9 million increase in direct labor expenses related to increased headcount and salaries, a $4.7 million increase in indirect expenses; partially offset by a $0.1 million decrease in freight and crane charges that are directly reimbursable by our customers.
Other Services
Other Services expense increased $31.3 million (90.3%) for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This was primarily due to a $27.6 million increase in expenses from station construction services driven primarily by increases in demand and scope of station projects and $3.7 million from parts and service, driven by increased customer demand.
Depreciation and Amortization
Depreciation and Amortization increased $6.5 million (5.0%) for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This was primarily due to an increase in compression equipment purchased, which resulted in increased depreciation associated with that equipment.
Selling, General and Administrative Expense
Selling, General and Administrative expenses increased $13.4 million (40.9%) for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This was primarily due to a $3.1 million increase in labor and benefits, mainly related to increased headcount and salaries, a $2.8 million increase in stock compensation expense related to equity compensation plans, a $2.0 million increase in bad debt expense related to expected credit losses from a customer in bankruptcy experiencing financial distress, a $2.5 million increase in professional fees mainly related to transactions costs, and a $2.5 million increase in other overhead expenses, primarily as a result of higher insurance, entertainment and office expenses.
Interest Expense, Net
Interest expense, net increased $77.4 million (74.0%) for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This is primarily due to (i) an increase in borrowings under the ABL Facility and Term Loan, of which $825 million was related to the May 2022 recapitalization (as discussed in Note 9 (“Debt and Credit Facilities”) to the Condensed Consolidated Financial Statements included elsewhere in this Report) and (ii) increased effective interest rates on the ABL Facility and Term Loan. This was partially offset by the extinguishment of the Term Loan in July 2023.
Loss on Extinguishment of Debt
Loss on extinguishment of debt increased $6.8 million related to the write off debt issuance costs and other fees as a result of the extinguishment of the Term Loan during the nine months ended September 30, 2023. No such loss was recognized in the nine months ended September 30, 2022.
Gain on Derivatives
Gain on derivatives decreased $34.9 million (45.3%) for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This is primarily related to a $25.8 million settlement on the termination of derivatives attributable to the Term Loan and $29.8 million cash received on derivative settlements on our interest rate swaps and collars, offset by a decrease in the change in fair value of the derivatives of $13.5 million during the nine months ended September 30, 2023, as compared to a $9.7 million cash paid on derivatives on our interest rate swaps and collars, offset by an increase in the change in fair value of derivatives of $86.7 million during the nine months ended September 30, 2022 due to an increase in the long-term SOFR and LIBOR yield curves.

Income tax expense
Income tax expense decreased by $22.7 million (70.0%) for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This was primarily due to a decrease in pre-tax income of $114.5 million for the nine months ended September 30, 2023 compared to pre-tax income for the nine months ended September 30, 2022.
Liquidity and Capital Resources
Overview
Our ability to fund operations, finance capital expenditures, service our debt, and pay dividends depends on the levels of our operating cash flows and access to the capital and credit markets. Our primary sources of liquidity are cash flows generated from our operations and our borrowing availability under the ABL Facility. Our cash flow is affected by numerous factors including prices and demand for our compression infrastructure assets, conditions in the financial markets and other factors. We believe cash generated by operating activities will be sufficient to service our debt, fund working capital, fund our estimated capital expenditures and, as our board of directors may determine from time to time in its discretion, pay dividends.
Cash Requirements
Capital Expenditures
The compression infrastructure business is capital intensive, requiring significant investment to expand, maintain, and upgrade existing operations. Our capital requirements have consisted primarily of, and we anticipate that our capital requirements will continue to consist primarily of, the following:
•Growth Capital Expenditures: (1) capital expenditures made to expand the operating capacity or operating income capacity of assets by acquisition of additional compression units, (2) capital expenditures made to maintain the operating capacity or operating income capacity of assets by acquisition of replacement compression units and (3) capital expenditures on assets required to operate the business but not including compression units—such as trucks, wash trailers, crane trucks, leasehold improvements, technology hardware and software and related implementation expenditures, furniture and fixtures, and other general items that are typically capitalized and that have a useful life beyond one year. We make capital expenditures not related to our compression units (as described in clause (3) above) if and when necessary to support the operations of our revenue-generating horsepower.
•Maintenance Capital Expenditures: periodic capital expenditures incurred at predetermined operating intervals to maintain consistent and reliable operating capacity of our assets over the near term. Such maintenance capital expenditures typically involve overhauls of significant components of our compression units, such as the engine and compressor, pistons, rings, heads, and bearings. These maintenance capital expenditures are predictable and the majority of these expenditures are tied to a detailed, unit-by-unit schedule based on hours of operation or age. We utilize a disciplined and systematic asset management program whereby we perform major unit overhauls and engine replacements on a defined schedule based on hours of operation. As a result, our maintenance capital expenditures may vary considerably from year to year based on when such assets were added to the fleet. Maintenance capital expenditures along with regularly scheduled preventive maintenance expenses are typically sufficient to sustain operating capacity of our assets over the full expected useful life of the compression units. Maintenance capital expenditures do not include expenditures to replace compression units when they reach the end of their useful lives.
The majority of our growth capital expenditures are related to the acquisition cost of new compression units. Maintenance capital expenditures are related to overhauls of significant components of our compression equipment, such as the engine and compressor, which return the components to a like-new condition, but do not modify the application for which the compression equipment was designed.
For the nine months ended September 30, 2023, growth capital expenditures were $124.0 million and maintenance capital expenditures were $28.1 million. For the nine months ended September 30, 2022, growth capital expenditures were $163.2 million and maintenance capital expenditures were $27.8 million. The decrease in growth capital expenditures was primarily related to an adjustment to our capital allocation framework in conjunction with the Company's IPO and subsequent desire to pay a regular dividend. The decrease in maintenance capital expenditures was primarily a result of a decrease in scheduled unit overhauls that occurred based on the age and operating hours of such units.

Dividends
Our board of directors may elect to declare cash dividends on our common stock, subject to our compliance with applicable law, and depending on, among other things, economic conditions, our financial condition, results of operations, projections, liquidity, earnings, legal requirements, and restrictions in the agreements governing our indebtedness (as further discussed herein). If and to the extent our board of directors were to declare a cash dividend to our stockholders, we expect the dividend to be paid from our Discretionary Cash Flow. The timing, amount and financing of dividends, if any, will be subject to the discretion of our board of directors from time to time. On October 24, 2023, our board of directors declared a quarterly cash dividend to be paid on November 10, 2023 to all stockholders of record as of the close of business on November 3, 2023. See Note 20 (“Subsequent Events”) to the Condensed Consolidated Financial Statements included elsewhere in this Report.
Over the long-term, we expect to fund any dividends and our budgeted growth capital expenditures using our Discretionary Cash Flow. In the event our Discretionary Cash Flow is insufficient for the purpose of funding any such dividends and our budgeted growth capital expenditures for such period, we may fund such shortfall (i) with additional borrowings under our ABL Facility, which as of September 30, 2023 had $396.2 million available (subject to the requirement that our availability, in the case of dividends, under the ABL Facility exceeds the greater of (x) 10% of the total commitments under the facility of $2.2 billion or (y) $200 million) or (ii) reduce our growth capital expenditures for such period. Any such additional borrowings under our ABL Facility will result in an increase in our interest expense for such period. Any such reduction in our growth capital expenditures may result in lower growth in our revenue-generating horsepower in future periods.
Contractual Obligations
Our material contractual obligations as of September 30, 2023 consisted of the following:
•Long-term debt of $1.8 billion, which is due in 2028.
•Purchase commitments of $215.7 million, of which $182.9 million is expected to be settled within the next twelve months; primarily consisting of future commitments to purchase new compression units ordered but not received. See Note 13 (“Commitments and Contingencies”) to the Condensed Consolidated Financial Statements included elsewhere in this Report.
Other Commitments
As of September 30, 2023, other commitments include operating lease payments totaling $52.6 million.
Sources of Cash
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2023, and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Variance
Net cash provided by operating activities	$203,699	$186,854	$16,845
Net cash used in investing activities	(144,563)	(191,770)	47,207
Net cash used in financing activities	(73,439)	(2,543)	(70,896)
Net decrease in cash and cash equivalents	$(14,303)	$(7,459)	$(6,844)
Operating Activities
The $16.8 million increase in net cash provided by operating activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to a $38.9 million increase in Adjusted Gross Margin and an increase in cash received on derivatives of $65.3 million, partially offset by an increase of interest expense, net of $77.4 million; further impacted by changes in working capital such as a decrease in inventory purchases of $10.1 million, an increase in contract liability of $10.8 million, an increase in accounts receivable, net of $26.4 million, and an increase in prepaid expenses and other current assets of $4.3 million.

Investing Activities
The $47.2 million decrease in net cash used in investing activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to a $54.4 million decrease in growth capital expenditures offset by a $7.0 million decrease in proceeds from sale of assets and a $0.3 million increase in maintenance capital expenditures.
Financing Activities
The $70.9 million increase in net cash used in financing activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to a decrease in borrowings on debt instruments of $652.6 million, an increase in payments on debt instruments of $475.9 million, an increase in offering costs of $9.2 million, an increase in payments of debt issuance cost of $5.0 million, and an increase in payment related to loss on extinguishment of debt of $1.8 million. This was offset by an increase in net proceeds from the IPO of $277.9 million and a decrease in equity distribution of $795.7 million.
Description of Indebtedness
ABL Facility

As of January 1, 2022, a wholly-owned subsidiary of Kodiak had an ABL Facility with unaffiliated secured lenders and JPMorgan Chase Bank, N.A., as administrative agent. On March 22, 2023, wholly-owned subsidiaries of Kodiak entered into the Fourth Amended and Restated ABL Credit Agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended or restated from time to time, the “ABL Credit Agreement”), whereby the total facility (among other things) was increased to $2.2 billion and certain changes were made to our financial covenants and maturity date. On May 31, 2023, the ABL Credit Agreement was amended to, among other things, permit distributions of overallotment proceeds from the IPO and revise the terms related to the payment and prepayment of the Term Loan. On June 27, 2023, the ABL Credit Agreement was further amended to remove the ability to make distributions related to overallotment proceeds from the IPO and to instead require prepayment of the obligations and cash collateralization of any letter of credit exposure upon the issuance of any equity interests by Kodiak pursuant to the overallotment in the IPO. In connection with the IPO, the Company became a borrower under the ABL Facility. In connection with the IPO, the Company became a borrower under the ABL Facility. As of September 30, 2023, there was $14.7 million letters of credit outstanding under the ABL Facility. The maturity date of the ABL Facility is March 22, 2028. See Note 9 (“Debt and Credit Facilities”) to the Condensed Consolidated Financial Statements included elsewhere in this Report. The ABL Credit Agreement requires that we meet certain financial ratios.
Commencing with the first fiscal quarter ended September 30, 2023, we must maintain an interest coverage ratio (as defined in the ABL Credit Agreement) of not less than 2.50 to 1.00, determined as of the last day of each fiscal quarter.
Additionally, commencing with the first fiscal quarter ending after the completion of the IPO but prior to the occurrence of certain issuances of unsecured debt (for purposes of this description, an “Unsecured Debt Issuance”), our Leverage Ratio (as defined in the ABL Credit Agreement), determined quarterly as of the last day of each fiscal quarter, may not exceed (i) 5.25 to 1.00 for the fiscal quarters ending September 30, 2023 and December 31, 2023, (ii) 5.00 to 1.00 for the fiscal quarter ending March 31, 2024, (iii) 4.75 to 1.00 for the fiscal quarter ending June 30, 2024 and (iv) 4.50 to 1.00 for each fiscal quarter ending on or after September 30, 2024.
All obligations under the ABL Facility are collateralized by essentially all the assets of the Company. We were in compliance with all covenants as of September 30, 2023 and December 31, 2022.
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
The applicable interest rates as of September 30, 2023 were 10.25% (prime rate plus 1.75%) and 8.28% (Term SOFR rate plus 0.10% plus 2.75%). The applicable interest rates as of December 31, 2022 were 9.50% (prime rate plus 2.00%) and 7.60% (Term SOFR rate plus 0.10% plus 3.00%). We pay an annualized commitment fee of 0.25% on the unused portion of our ABL Facility if borrowings are greater than 50% of total commitments and 0.50% on the unused portion on the ABL Facility if borrowings are less than 50% of total commitments.
Term Loan
As of January 1, 2022, a wholly-owned subsidiary of Kodiak had a term loan (the “Term Loan”) pursuant to a credit agreement with unaffiliated unsecured lenders and Wells Fargo Bank, N.A., as administrative agent. On May 19, 2022, we entered into the Term Loan Credit Agreement (as amended from time to time, the “Term Loan Credit Agreement”) whereby we increased the aggregate commitments under the Term Loan from $400 million to $1 billion.
On March 31, 2023, our wholly-owned subsidiary entered into the First Amendment to the Term Loan Credit Agreement, which extended the maturity date to September 22, 2028.
On July 3, 2023, we used the net proceeds of our IPO, together with the proceeds resulting from the Term Loan Derivative Settlement and borrowings under our ABL Facility, to repay $300 million of borrowings outstanding under the Term Loan. In connection with the IPO, all of the Company’s and its subsidiaries’ remaining obligations under the Term Loan were assumed by a parent entity of Kodiak Holdings, and the Company’s obligations thereunder were terminated. As a result, the Company is no longer a borrower or guarantor under, nor otherwise obligated with respect to the debt outstanding under the Term Loan.
We were in compliance with all financial covenants as of December 31, 2022 and through the date of termination. The applicable interest rates were 12.16% and 10.67% as of June 30, 2023 and December 31, 2022, respectively.
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
Adjusted Gross Margin and Adjusted Gross Margin Percentage
Adjusted Gross Margin is a non-GAAP financial measure. We define Adjusted Gross Margin as revenue less cost of operations, exclusive of depreciation and amortization expense. We believe that Adjusted Gross Margin is useful as a supplemental measure to our operating profitability. Adjusted Gross Margin is impacted primarily by the pricing trends for service operations and cost of operations, including labor rates for service technicians, volume and per compression unit costs for lubricant oils and coolants, quantity and pricing of routine preventative maintenance on compression units and property tax rates on compression units. Adjusted Gross Margin should not be considered an alternative to, or more meaningful than, gross margin or any other measure of financial performance presented in accordance with GAAP. Moreover, Adjusted Gross Margin as presented may not be comparable to similarly titled measures of other companies. Because we capitalize assets, depreciation and amortization of equipment is a necessary element of our costs. To compensate for the limitations of Adjusted Gross Margin as a measure of our performance, we believe that it is important to consider gross margin determined under GAAP, as well as Adjusted Gross Margin, to evaluate our operating profitability.
Adjusted Gross Margin for Compression Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Total revenues	$186,673	$163,662	$545,989	$483,965
Cost of sales (excluding depreciation and amortization)	(65,470)	(55,872)	(193,257)	(167,145)
Depreciation and amortization	(46,087)	(44,111)	(136,414)	(129,913)
Gross margin	$75,116	$63,679	$216,318	$186,907
Gross margin percentage	40.2%	38.9%	39.6%	38.6%
Depreciation and amortization	46,087	44,111	136,414	129,913
Adjusted Gross Margin	$121,203	$107,790	$352,732	$316,820
Adjusted Gross Margin Percentage (1)	64.9%	65.9%	64.6%	65.5%
(1)Calculated using Adjusted Gross Margin for Compression Operations as a percentage of total Compression Operations revenues.
Adjusted Gross Margin for Other Services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Total revenues	$44,310	$18,983	$78,412	$44,172
Cost of sales (excluding depreciation and amortization)	(38,820)	(14,037)	(65,907)	(34,638)
Depreciation and amortization	—	—	—	—
Gross margin	$5,490	$4,946	$12,505	$9,534
Gross margin percentage	12.4%	26.1%	15.9%	21.6%
Depreciation and amortization	—	—	—	—
Adjusted Gross Margin	$5,490	$4,946	$12,505	$9,534
Adjusted Gross Margin Percentage (1)	12.4%	26.1%	15.9%	21.6%
(1)Calculated using Adjusted Gross Margin for Other Services as a percentage of total Other Services revenues.
Adjusted EBITDA and Adjusted EBITDA Percentage
We define Adjusted EBITDA as net income (loss) before interest expense, net: income tax expense (benefit); and depreciation and amortization; plus (i) loss on extinguishment of debt; (ii) loss (gain) on derivatives; (iii) equity compensation expense; (iv) transaction expenses; (v) loss (gain) on sale of assets; and (vi) impairment of compression equipment. We define Adjusted EBITDA Percentage as Adjusted EBITDA divided by total revenues. Adjusted EBITDA and Adjusted EBITDA Percentage are used as supplemental financial measures by our management and external users of our financial statements, such as investors, commercial banks and other financial institutions, to assess:
•the financial performance of our assets without regard to the impact of financing methods, capital structure or historical cost basis of our assets;

•the viability of capital expenditure projects and the overall rates of return on alternative investment opportunities;
•the ability of our assets to generate cash sufficient to make debt payments and pay dividends; and
•our operating performance as compared to those of other companies in our industry without regard to the impact of financing methods and capital structure.
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
The following table reconciles net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA, its most directly comparable Non-GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$21,766	$45,900	$26,940	$104,356
Interest expense, net	39,710	49,859	182,030	104,616
Income tax expense	7,904	14,337	9,765	32,496
Depreciation and amortization	46,087	44,111	136,414	129,913
Loss on extinguishment of debt	6,757	—	6,757	—
Gain on derivatives	(15,141)	(51,862)	(42,080)	(76,972)
Equity compensation expense (1)	2,544	—	3,452	619
Transaction expenses (2)	440	—	1,713	1,600
Gain on sale of capital assets	—	(818)	(721)	(825)
Adjusted EBITDA	$110,067	$101,527	$324,270	$295,803
Adjusted EBITDA Percentage	47.7%	55.6%	51.9%	56.0%
(1)For the three months ended September 30, 2023, there was $2.5 million of non-cash adjustments for equity compensation expense. For the three months ended September 30, 2022, there was no such adjustment. For the nine months ended September 30, 2023 and 2022, there were $3.4 million and $0.6 million, respectively, of non-cash adjustments for equity compensation expense.
(2)Represents certain costs associated with non-recurring professional services, our equity owners’ expenses and other costs.

The following table reconciles net cash provided by operating activities to Adjusted EBITDA for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net cash provided by operating activities	$85,731	$59,207	$203,699	$186,854
Interest expense, net	39,710	49,859	182,030	104,616
Income tax expense	7,904	14,337	9,765	32,496
Deferred tax provision	(5,551)	(11,833)	(6,312)	(26,807)
Cash (received) paid on derivatives	(7,163)	1,992	(55,631)	9,704
Loss on extinguishment of debt	2,398	—	2,398	—
Transaction expenses (1)	440	—	1,713	1,600
Other (2)	(3,705)	(5,066)	(16,814)	(11,978)
Change in operating assets and liabilities	(9,697)	(6,969)	3,422	(682)
Adjusted EBITDA	$110,067	$101,527	$324,270	$295,803
(1)Represents certain costs associated with non-recurring professional services, our equity owners’ expenses and other costs.
(2)Includes amortization of debt issuance costs, non-cash lease expense, provision for credit losses and inventory reserve.
Discretionary Cash Flow
We define Discretionary Cash Flow as net cash provided by operating activities less (i) maintenance capital expenditures;(ii) gain on sale of capital assets; (iii) certain changes in operating assets and liabilities; and (iv) certain other expenses; plus (x) cash loss on extinguishment of debt; and (y) transaction expenses. We believe Discretionary Cash Flow is a useful liquidity and performance measure and supplemental financial measure for us in assessing our ability to pay cash dividends to our stockholders, make growth capital expenditures and assess our operating performance. Our ability to pay dividends is subject to limitations due to restrictions contained in our ABL Credit Agreement as further described elsewhere herein. Discretionary Cash Flow is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP, such as revenues, net income, operating income (loss) or cash flows from operating activities. Discretionary Cash Flow as presented may not be comparable to similarly titled measures of other companies.
Free Cash Flow
We define Free Cash Flow as net cash provided by operating activities less (i) maintenance capital expenditures;(ii) gain on sale of capital assets; (iii) certain changes in operating assets and liabilities; (iv) certain other expenses; and (v) net growth capital expenditures; plus (x) cash loss on extinguishment of debt; (y) transaction expenses; and (z) proceeds from sale of capital assets. We believe Free Cash Flow is a liquidity measure and useful supplemental financial measure for us in assessing our ability to pursue business opportunities and investments to grow our business and to service our debt. Free Cash Flow is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP, such as revenues, net income (loss), operating income (loss) or cash flows from operating activities. Free Cash Flow as presented may not be comparable to similarly titled measures of other companies.

The following table reconciles net cash provided by operating activities, to Discretionary Cash Flow and Free Cash Flow, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net cash provided by operating activities	$85,731	$59,207	$203,699	$186,854
Maintenance capital expenditures (1)	(12,312)	(10,340)	(28,056)	(27,771)
Loss on extinguishment of debt	2,398	—	2,398	—
Transaction expenses (2)	440	—	1,713	1,600
Gain on sale of capital assets	—	(818)	(721)	(825)
Change in operating assets and liabilities	(9,697)	(6,969)	3,422	(682)
Other (3)	(3,516)	(7)	(4,833)	(1,700)
Discretionary Cash Flow	$63,044	$41,073	$177,622	$157,476
Growth capital expenditures (4)(5)	(55,671)	(36,572)	(124,015)	(163,162)
Proceeds from sale of capital assets	—	8,010	1,055	8,023
Free Cash Flow	$7,373	$12,511	$54,662	$2,337
(1)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources —Cash Requirements —Capital Expenditures” for information regarding amounts designated as maintenance capital expenditures.
(2)Represents certain costs associated with non-recurring professional services, our equity owners’ expenses and other costs.
(3)Includes non-cash lease expense, provision for credit losses and inventory reserve.
(4)For the three months ended September 30, 2023 and 2022, growth capital expenditures include a $16.4 million increase and a $6.8 million decrease in accrued capital expenditures, respectively. For the nine months ended September 30, 2023 and 2022, growth capital expenditures includes a $6.5 million increase and a $8.8 million decrease in accrued capital expenditures, respectively.
(5)For the three months ended September 30, 2023 and 2022, there were $3.5 million and $1.7 million of non-unit growth capital expenditures, respectively. For the nine months ended September 30, 2023 and 2022, there were $10.7 million and $3.9 million of non-unit growth capital expenditures, respectively. Remaining amounts for the nine months ended September 30, 2023 and 2022 represent growth capital expenditures to expand our compression fleet. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Requirements—Capital Expenditures” for information regarding amounts designated as growth capital expenditures.

The following table reconciles net income to Discretionary Cash Flow and Free Cash Flow, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$21,766	$45,900	$26,940	$104,356
Depreciation and amortization	46,087	44,111	136,414	129,913
Change in fair value of derivatives	(7,978)	(53,854)	13,551	(86,676)
Loss on extinguishment of debt	6,757	—	6,757	—
Deferred tax provision	5,551	11,833	6,312	26,807
Amortization of debt issuance costs	189	4,241	11,260	9,453
Equity compensation expense (1)	2,544	—	3,452	619
Transaction expenses (2)	440	—	1,713	1,600
Gain on sale of capital assets	—	(818)	(721)	(825)
Maintenance capital expenditures (3)	(12,312)	(10,340)	(28,056)	(27,771)
Discretionary Cash Flow	$63,044	$41,073	$177,622	$157,476
Growth capital expenditures (4)(5)	(55,671)	(36,572)	(124,015)	(163,162)
Proceeds from sale of capital assets	—	8,010	1,055	8,023
Free Cash Flow	$7,373	$12,511	$54,662	$2,337
(1)For the three months ended September 30, 2023, there was $2.5 million of non-cash adjustments for equity compensation expense. For the three months ended September 30, 2022, there was no such adjustment. For the nine months ended September 30, 2023 and 2022, there were $3.4 million and $0.6 million, respectively, of non-cash adjustments for equity compensation expense.
(2)Represents certain costs associated with non-recurring professional services, our equity owners’ expenses and other costs.
(3)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Requirements—Capital Expenditures” for information regarding amounts designated as maintenance capital expenditures.
(4)For the three months ended September 30, 2023 and 2022, growth capital expenditures include a $16.4 million increase and a $6.8 million decrease in the change in accrued capital expenditures, respectively. For the nine months ended September 30, 2023 and 2022, growth capital expenditures include a $6.5 million increase and a $8.8 million decrease in the change in accrued capital expenditures, respectively.
(5)For the three months ended September 30, 2023 and 2022, there were $3.5 million and $1.7 million of non-unit growth capital expenditures, respectively. For the nine months ended September 30, 2023 and 2022, there were $10.7 million and $3.9 million of non-unit growth capital expenditures, respectively. Remaining amounts for the nine months ended September 30, 2023 and 2022 represent growth capital expenditures to expand our operating capacity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Requirements—Capital Expenditures” for information regarding amounts designated as growth capital expenditures.
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
No events or circumstances occurred that indicated that the fair value of the entity may be below its carrying amount; therefore, no goodwill impairment was recorded for the three and nine months ended September 30, 2023 and 2022.
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
Impairment losses are recognized in the period in which the impairment occurs and represent the excess of the asset carrying value over its fair value estimated future undiscounted net cash flows. No impairment was recorded for the three and nine months ended September 30, 2023 and 2022.
Estimated Useful Lives of Property, Plant and Equipment
Property, plant and equipment is carried at cost. Depreciation is computed on a straight-line basis using useful lives that are estimated based on assumptions and judgments that reflect both historical experience and expectations regarding future use of our assets. The use of different assumptions and judgments in the calculation of depreciation, especially those involving useful lives, would result in significantly different net book values of our assets and results of operations.
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

As of September 30, 2023, based on the information currently available, we have accrued a contingent liability of approximately $28.7 million relating to the Sales Tax Audit for the periods currently under audit classified in accrued liabilities on the consolidated balance sheet.
For the year ended December 31, 2020, we wrote off an outstanding receivable balance of $3.7 million, due to us from a previous acquisition, to bad debt expense. Additionally, we recorded a contingent liability of $3.7 million related to the remaining 50% of the receivable balance due to the seller in accrued liabilities. As of September 30, 2023, none of the outstanding receivables had been collected.
As of September 30, 2023, there are no other legal matters for which resolution could have a material adverse effect on the consolidated financial statements.
Fair Value of Derivative Instruments
We use any of three valuation approaches to measure fair value: the market approach, the income approach, and the cost approach in determining the appropriate valuation methodologies based on the nature of the asset or liability being measured and the reliability of the inputs used in arriving at fair value.
We record derivative instruments at fair value using level 2 inputs of the fair value hierarchy. The interest rate swaps and interest rate collars are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs from actively quoted public markets. including interest rate curves and credit spreads.
As of September 30, 2023, $51.8 million was recorded for the fair value of the asset of the derivative instruments compared to $65.3 million asset of the derivative instruments recorded as of December 31, 2022.
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
As of September 30, 2023 and December 31, 2022, we had $1.789 billion and $1.754 billion, respectively, outstanding under the ABL Facility and $1.225 billion and $1.325 billion outstanding and effective notional amounts of floating to fixed interest rate swaps, respectively, which we attribute to our borrowings under our ABL Facility. Excluding the effect of interest rate swaps, the average annualized interest rate incurred on the ABL Facility for borrowings during the nine months ended September 30, 2023 was approximately 8.25% and we estimate that a 1.0% increase in the applicable average interest rates for the nine months ended September 30, 2023 would have resulted in an estimated $13.4 million increase in ABL-related interest expense.
Counterparty Risk
Our credit exposure generally relates to receivables for services provided and a counterparty's failure to meet its obligations under a derivatives contract with the Company. If any significant customer of ours should have credit or financial problems resulting in a delay or failure to pay the amount it owes us, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, if any significant vendor of ours should have financial problems or operational delays, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, an affiliate of one of our customers in the Powder River Basin has been undergoing a bankruptcy proceeding since 2019. Such customer has from time to time been late in remitting payment for our compression services, which we have continued to deliver, and we are pursuing prompt payment of the amount owed.

We do not expect the amount owed presents any material concentration risk. If payment is not timely remitted, we expect to suspend services to such customer. During the three month ended September 30 2023, the Company recorded bad debt expense of $2.0 million related to the collectability of outstanding receivables.
The Company uses credit and other financial criteria to evaluate the credit standing of, and to select, counterparties to its derivative instruments. Although the Company does not obtain collateral or otherwise secure the fair value of its derivative instruments, associated credit risk is mitigated by the Company's risk management policies and procedures.
Concentration Risk
For the nine months ended September 30, 2023 and year ended December 31, 2022, our four largest customers accounted for approximately 38% and 39%, respectively, of our recurring revenues, with no single customer accounting for more than 14% for both ending periods. If any significant customer of ours should discontinue their partnership with us, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below. However, after giving full consideration to such material weakness, and the additional analyses and other procedures that we performed to ensure that our condensed consolidated financial statements included in this Quarterly Report were prepared in accordance with U.S. GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.
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
Remediation Plan
We have begun the process of, and we are focused on, measures to remediate the material weakness related to out of period adjustments in the comparable interim unaudited condensed financial statements. Our internal control remediation efforts include the following:
•We have evaluated closing entries within each respective historical period and account balance by formally documenting and tracking out of period adjustments.
•We have enhanced our assessment of out of period adjustments for inclusion in comparable interim unaudited condensed financial statements to ensure transactions are recorded in the appropriate reporting period.
•We engaged an outside firm to assist management with (i) reviewing our current processes, procedures, and systems and assessing the design of controls to identify opportunities to enhance the design of controls that would address relevant risks identified by management, and (ii) enhancing and implementing protocols to retain sufficient documentary evidence of operating effectiveness of such controls.
We cannot provide any assurance that such remedial measures, or any other remedial measures we take, will be effective.
Changes in Internal Control Over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Except as otherwise described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
From time to time, we and our subsidiaries may be involved in various claims and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows. See Note 13 (“Sales Tax Contingency”) to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this Report for more information on certain litigation.
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
During the preparation and review of the unaudited interim condensed consolidated financial statements for the three- and six-month periods ended June 30, 2023 and 2022, the Company identified a previously corrected adjusting entry that was erroneously recorded in the three months ended June 30, 2022 and should have been recorded in the three months ended March 31, 2022. This entry was specific to the unrealized (loss) gain on derivatives and did not impact the six-month period ended June 30, 2022 financial statements.
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
None.
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

10.7
Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of June 27, 2023, among Frontier Intermediate Holding,LLC, Kodiak Gas Services, LLC, the other obligors party thereto, the lenders party thereto, and JP Morgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41732) filed with the SEC on August 10, 2023).

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

10.11
Indemnification Agreement, dated August 8, 2023, by and among Kodiak Gas Services, Inc. and Nirav Shah (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41732) filed with the SEC on August 10, 2023).

10.12*
Assumption, Ratification and Confirmation Agreement, dated as of June 29, 2023, by and among Kodiak Gas Services, Inc., Frontier Intermediate Holding, LLC, and JPMorgan Chase Bank, N.A., as administrative agent

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
__________
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kodiak Gas Services, Inc.

Date: November 9, 2023	By:	/s/ John B. Griggs
John B. Griggs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2023	By:	/s/ Ewan W. Hamilton
Ewan W. Hamilton
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)