Form 10-K
period 2023-12-31
Kodiak Gas Services, Inc.
filed 2024-03-07
CIK 1767042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission file number 001-04321
Kodiak Gas Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	83-3013440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9950 Woodloch Forest Drive, Suite 1900 The Woodlands, Texas	77380
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (936) 539-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	KGS	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2023 based on the closing price of $16.24 for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $259.0 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 77,434,577 shares of common stock as of March 4, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2023.

Commonly Used Defined Terms
As used in this Annual Report on Form 10-K (this “Annual Report”), unless the context indicates or otherwise requires, the terms listed below have the following meanings:
•“ABL Credit Agreement” means that certain Fourth Amended and Restated Credit Agreement, dated as of March 22, 2023, among Frontier Intermediate Holding, LLC, Kodiak Gas Services, LLC, the other obligors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, as amended by the First Amendment thereto, the Second Amendment thereto and the Third Amendment thereto;
•“ABL Facility” means our senior secured asset-based revolving credit facility provided under and governed by the ABL Credit Agreement;
•“Annual Financial Statements” means the audited consolidated financial statements for the years ended December 31, 2023, 2022 and 2021;
•“Company,” “Kodiak,” “we,” “our,” or “us” means Kodiak Gas Services, Inc. and its consolidated subsidiaries;
•“CSI Compressco” means CSI Compressco LP, a Delaware limited partnership with which the Company entered into an agreement and plan of Merger on December 19, 2023;
•“EQT” or “EQT AB Group” means, as the context may require, EQT AB or EQT AB and its direct and indirect subsidiaries including, for the avoidance of doubt, investment vehicles managed and/or operated by affiliates of EQT AB and their respective portfolio companies;
•“EQT AB” means EQT AB (publ), a Swedish public limited liability company registered with the Swedish Companies Registration Office (Reg. No. 556849-4180) and whose ordinary shares are listed on Nasdaq Stockholm stock exchange;
•“Holdco Term Loan” means the Term Loan after the consummation of the Term Loan Transaction as described below;
•"Indenture" means Kodiak Gas Services, Inc. senior notes due 2029, pursuant to an indenture, dated February 2, 2024, by and among Kodiak Services, Kodiak, certain other subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee;
•“IPO” means the initial public offering of Kodiak Gas Services, Inc., completed on July 3, 2023;
•“Frontier Holdings” means the limited partnership that holds the profit sharing units of common shares of Kodiak Gas Services, Inc;
•“Kodiak Common Stock” means the common stock of Kodiak Gas Services, Inc.;
•“Kodiak Holdings” means Frontier TopCo Partnership, L.P., an affiliate of EQT AB and holder of record of Kodiak Gas Services, Inc. common stock;
•“Kodiak Holdings Term Loan” means the Term Loan after the Term Loan Transaction;
•“Merger Agreement” means the agreement and plan of merger, dated as of December 19, 2023, by and among Kodiak Gas Services, Inc., Kodiak Gas Services, LLC, certain of our other indirect subsidiaries, CSI Compressco LP and CSI Compressco GP LLC;
•“Merger” means each of the merger, collectively, contemplated by the Merger Agreement;
•“Term Loan” means the term loan facility governed by the Term Loan Credit Agreement;
•“Term Loan Credit Agreement” means that certain Amended and Restated Credit Agreement, dated as of May 19, 2022, as amended by that certain First Amendment, dated March 31, 2023, among Kodiak Gas Services, LLC, Frontier Intermediate Holding, LLC, Wells Fargo Bank, N.A. as Administrative Agent, and the lenders party thereto;
•“Term Loan Derivative Settlement” means the termination of the Company’s interest rate swaps and collars attributable to the Term Loan in connection with the Term Loan Transaction;
•“Term Loan Transaction” means the assumption of all of the Company’s and its subsidiaries’ remaining obligations under the Term Loan (after the application of the proceeds of the IPO) by a parent entity of Kodiak Holdings, and pursuant to which the Company’s obligations thereunder were terminated. Following the consummation of the Term Loan Transaction, the Company is no longer a borrower or guarantor under, nor otherwise obligated with respect to the debt outstanding under the Term Loan; and

•“Third Amendment” that certain Third Amendment to the ABL Credit Agreement, dated January 22, 2024, by and among Kodiak Gas Services, Inc. (as successor borrower to Frontier Intermediate Holding, LLC), Kodiak Gas Services, LLC, the other obligors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding:

•Expected operating results, such as revenue growth and earnings, including upon consummation of the CSI Acquisition (as defined herein), and our ability to service our indebtedness;
•Anticipated levels of capital expenditures and uses of capital;
•Current or future volatility in the credit markets and future market conditions;
•Potential or pending acquisition transactions, including the CSI Acquisition, or other strategic transactions, the timing thereof, the receipt of necessary approvals to close such acquisitions, our ability to finance such acquisitions, and our ability to achieve the intended operational, financial, and strategic benefits from any such transactions;
•Expected synergies and efficiencies to be achieved as a result of the CSI Acquisition;
•Expectations regarding the leverage and dividend profile upon consummation of the CSI Acquisition, including the amount and timing of future dividend payments;
•Expectations of the effect on our financial condition of claims, litigation, environmental costs, contingent liabilities and governmental and regulatory investigations and proceedings;
•Production and capacity forecasts for the natural gas and oil industry;
•Strategy for customer retention, growth, fleet maintenance, market position and financial results;
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
•Our ability to consummate the CSI Acquisition on a timely basis or at all;
•Our ability to successfully integrate any acquired businesses, including CSI Compressco, and realize the expected benefits thereof;
•Difficulties and delays in meeting the conditions required for the closing of the CSI Acquisition;
•Our ability to fund purchases of additional compression equipment;
•A deterioration in general economic, business, geopolitical or industry conditions, including as a result of the conflict between Russia and Ukraine and the Israel-Hamas war, inflation, and slow economic growth in the United States;
•A downturn in the economic environment, as well as inflationary pressures;
•Tax legislation and administrative initiatives or challenges to our tax positions;
•The loss of key management, operational personnel or qualified technical personnel;
•Our dependence on a limited number of suppliers;

•The cost of compliance with existing and new governmental regulations, including climate change legislation;
•The cost of compliance with regulatory initiatives and stakeholder pressures, including environmental, social, & governance (“ESG”) scrutiny;
•The inherent risks associated with our operations, such as equipment defects and malfunctions;
•Our reliance on third-party components for use in our information technology (“IT”) systems;
•Legal and reputational risks and expenses relating to the privacy, use and security of employee and client information;
•Threats of cyber-attacks or terrorism;
•Agreements that govern our debt contain features that may limit our ability to operate our business and fund future growth and also increase our exposure to risk during adverse economic conditions;
•Volatility in interest rates;
•Our ability to access the capital and credit markets or borrow on affordable terms to obtain additional capital that we may require;
•The effectiveness of our disclosure controls and procedures; and
•Such other factors as discussed throughout the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Annual Report.

Any forward-looking statement made by us in this Annual Report is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by applicable law, we undertake no obligation to publicly update any forward-looking statement whether as a result of new information, future developments or otherwise.

SUMMARY RISK FACTORS
Risks Related to Our Business and Our Industry
•A long-term reduction in the demand for, or production of, natural gas or oil could result in a decrease in Kodiak’s revenues.
•Kodiak has several key customers. The loss of one or more of these customers would result in a decrease in Kodiak’s revenues and could adversely affect its financial results.
•The deterioration of the financial condition of Kodiak’s customers could adversely affect Kodiak’s business.
•Kodiak faces significant competition that may cause it to lose market share and adversely affect Kodiak's financial condition.
•Kodiak’s customers may choose to vertically integrate their operations by purchasing and operating their own compression fleet or using alternative technologies for enhancing oil production, which may have a material adverse effect on Kodiak's business.
•After the primary term of Kodiak’s contracts, such contracts are cancellable on 30 to 90 days’ notice, and Kodiak cannot be sure that such contracts will be extended or renewed and could adversely impact Kodiak's financial results.
•The majority of Kodiak’s operations are located in the Permian Basin and Eagle Ford Shale, making Kodiak vulnerable to risks associated with operating in limited geographic areas, which could have an impact on its revenues.
•Kodiak may be unable to effectively integrate the businesses it may acquire, such as the pending Merger, which may impact its operations and limit its growth.
•Kodiak may be unable to access the capital and credit markets or borrow on affordable terms to obtain additional capital, which could have a material adverse effect on its business, results of operations and financial conditions.
•Kodiak’s fleet may require additional operating or capital expenses to maintain over time, which could adversely impact its financial results.
•Impairment in the carrying value of long-lived assets could reduce Kodiak’s earnings.
•A prolonged downturn in the economic environment could cause an impairment of goodwill or other intangible assets and reduce Kodiak’s earnings.
•Kodiak has in the past been, and may in the future be, subject to sales tax audits in jurisdictions where Kodiak operates. As a result, Kodiak may incur material unanticipated sales tax liabilities.

•Kodiak’s ability to manage and grow its business effectively may be adversely affected if Kodiak loses key members of its management.
•Kodiak might be unable to employ or retain qualified technical personnel, which could hamper its present operations, limits its ability to grow or increase its costs.
•Any unionization efforts or labor regulation changes in certain jurisdictions in which Kodiak operates could divert management’s attention and could have a materially adverse effect on Kodiak's operating results or limit Kodiak's operational flexibility.
•Kodiak depends on a limited number of suppliers, and is vulnerable to product shortages, long lead times and price increases, which could have a negative impact on Kodiak’s results of operations.
•Nonperformance by Kodiak’s suppliers or vendors could impact its revenues, increase its expenses and otherwise have a negative impact on Kodiak’s ability to conduct its business, operating results and cash flows.
•Kodiak’s operations entail inherent risks that may result in interruption of Kodiak’s operations and/or substantial liability.
Risks Related to Regulatory Matters
•Kodiak’s operations are subject to stringent environmental, health and safety regulations, and changes in these regulations could increase Kodiak’s costs or liabilities.
•A climate-related decrease in demand for natural gas and oil could negatively affect Kodiak’s business.
•Kodiak’s business is subject to climate-related transitional risks, which could result in increased operating expenses and capital costs, financial risks and potential reduction in demand for Kodiak’s services.
•Increased regulation of hydraulic fracturing could result in reductions of, or delays in, natural gas and oil production by Kodiak’s customers, which could adversely impact Kodiak’s revenue.
•Increasing scrutiny and changing stakeholder expectations in respect of ESG and sustainability practices may impose additional costs or risks.
Risks Related to Intellectual Property, Information Technology and Cybersecurity
•Kodiak may be sued by third parties for infringement, misappropriation, dilution or other violation of their intellectual property or proprietary rights, any of which could adversely affect Kodiak's business and results of operations.
•Kodiak’s reliance on third-party components for use in its IT systems could result in delays in service or disrupt its business.
•Kodiak is subject to significant legal and reputational risks and expenses relating to the privacy, use and security of employee and customer information.
•Kodiak has experienced cybersecurity incidents or IT system disruptions in the past, and cybersecurity breaches or IT system disruptions may adversely affect Kodiak’s business in the future.
•Kodiak’s ability to manage its business and monitor its results is highly dependent upon information and communication systems, and a failure of these systems or its enterprise resource planning (“ERP”) system could disrupt its business.
•Kodiak may not realize the intended benefits of its process and technology transformation projects, which could have an adverse effect on its business.
Risks Related to Kodiak’s Relationship with EQT
•EQT controls a significant percentage of Kodiak’s voting power, and it is subject to contractual restrictions that may affect Kodiak Holdings’ exercise of its rights to approve corporate actions.
•EQT may have interests that conflict with the interests of Kodiak’s other stockholders and the resolution of these conflicts of interest may not be in Kodiak's or your best interests.
•EQT is not limited in its ability to compete with Kodiak, and the corporate opportunity provisions in the Kodiak Charter could enable EQT to benefit from corporate opportunities that may otherwise be available to Kodiak.
Risks Related to Kodiak’s Indebtedness
•Kodiak’s substantial indebtedness could adversely affect its financial condition and impair Kodiak’s ability to operate its business.
•The terms of the ABL Credit Agreement and the Indenture will restrict Kodiak’s current and future operations, particularly Kodiak’s ability to respond to changes or to take certain actions.

•Kodiak’s variable rate indebtedness subjects it to interest rate risk, which could cause its debt service obligations to increase significantly.
•Kodiak may not be able to generate sufficient cash to service all of its indebtedness and may be forced to take other actions to satisfy its obligations under its indebtedness.
Risks Related to Owning Kodiak Common Stock
•Kodiak is a “controlled company” within the meaning of the rules of the NYSE and, as a result, qualifies for, but does not currently rely on, exemptions from certain corporate governance requirements.
•The Kodiak Charter and Kodiak Bylaws contain provisions that could delay, discourage or prevent a takeover attempt even if a takeover might be beneficial to Kodiak’s stockholders, and such provisions may adversely affect the market price of Kodiak Common Stock.
•Kodiak cannot assure you that it will be able to pay dividends on the Kodiak Common Stock.
•Taking advantage of the reduced disclosure requirements applicable to “emerging growth companies” may make Kodiak Common Stock less attractive to investors.
Risks Related to the Merger
•The Merger is subject to various closing conditions, and any delay in completing the Merger may reduce or eliminate the benefits expected.
•Kodiak may fail to realize all of the anticipated benefits of the Merger or those benefits may take longer to realize than expected. Kodiak may also encounter significant difficulties in integrating the acquired business.
•The future results of the combined company will suffer if the combined company does not effectively manage its expanded operations following the Merger.
•Kodiak will incur substantial transaction-related costs in connection with the Merger, including fees paid to legal, financial and accounting advisors, filing fees and printing costs.

Part I
Item 1.    Business
Overview
We are a leading operator of contract compression infrastructure in the United States. Our wholly-owned subsidiary Kodiak Gas Services, LLC was formed in 2011, and we have been operating compression infrastructure since that time. We completed the acquisition of Pegasus Optimization Managers, LLC, a provider of compression infrastructure, in October 2019 and completed our IPO in July 2023.
Our compression operations (“Compression Operations”) and related services are critical to our customers’ ability to reliably produce and transport natural gas and oil. We are a market leader in the Permian Basin, which is the largest producing natural gas and oil basin in the U.S. We operate our large horsepower compression units under stable, fixed-revenue term contracts with upstream and midstream customers. We believe large horsepower compression units serve more stable applications, receive longer initial contracts, are more likely to be renewed, and produce higher margins, ultimately generating recurring cash flow and return on invested capital. When properly maintained, our compression assets have long useful lives, consistent with the expected production lives of the key regions where we operate. We believe our customer-centric business model positions us as the preferred contract compression operator for our customers and creates long-standing relationships. We strategically invest in the training, development, and retention of our highly skilled and dedicated employees and believe their expertise and commitment to excellence enhances and differentiates our business model. Furthermore, we maintain an intense focus on being one of the most sustainable and responsible operators of contract compression infrastructure.
As of December 31, 2023, approximately 84% of our existing compression assets were strategically deployed in the Permian Basin and Eagle Ford Shale, which the United States Energy Information Administration (“EIA”) expects will maintain significant production volumes through at least 2050. We believe these two regions have the largest and lowest-cost unconventional resources in the U.S. Additionally, there are significant liquefied natural gas (“LNG”) export projects in development, and overall U.S. LNG export capacity is expected to double by 2027, according to the EIA. We expect this to translate into Permian Basin and Eagle Ford Shale natural gas production growth, requiring substantial additional compression horsepower. We believe these regions will play an increasingly important role in global energy security, as the world continues to require reliable and growing natural gas and oil production to support increasing global energy demand.
We are a leader in large horsepower compression, with approximately 81% of our approximately 3.3 million horsepower fleet comprised of compression units larger than 1,000 horsepower. Due to lower initial reservoir pressures, production from unconventional resources, such as the Permian Basin and Eagle Ford Shale, requires significantly more compression horsepower than from conventional production. This need for additional horsepower in those regions supports our large horsepower strategy. Additionally, increased demand for large horsepower infrastructure is driven by multi-well pad drilling, overall well density, and large-scale gathering systems.
We believe the quality of our relationships with our customers, the reliability of our Compression Operations and the structure of our contracts produce stable, recurring cash flow. We derive substantially all of our revenues from fixed-revenue contracts. Our assets and supporting operations have an industry-leading historical average mechanical availability (which measures the percentage of time in a given period that Compression Operations are being provided or are capable of being provided) of over 99.5% since inception. The combination of the reliability and critical nature of our assets, the strong capabilities of our work force, the strength of our customer relationships and contract structures, and our market leadership in the prolific Permian Basin have resulted in a four-year average fleet utilization of over 99% (which measures the revenue-generating horsepower divided by our total fleet horsepower).We are focused on being a resilient and sustainable enterprise, and we have ambitious sustainability goals. We will continue to innovate processes and technologies to assist our customers in meeting their emission reduction goals, while striving to provide a safe, inclusive and supportive environment for our employees and the communities where we operate. Finally, we operate our business with integrity and ethics and maintain a corporate governance structure that includes appropriate oversight and transparency in all aspects of our operations.
Our Operations
Our business model is focused on large horsepower contract Compression Operations, which we believe is central to our customers’ efforts to meet the expected growing natural gas and oil demand from the Permian Basin and other regions in the U.S. large horsepower Compression Operations tend to garner longer-term contracts than small horsepower Compression Operations and, as a result, we believe large horsepower Contract Operations provide us with better predictability of revenues and operations. We believe our focus on customer service in top-tier regions, and the critical nature of our assets results in long-term customer relationships and financial stability for our business.
Our preventative and predictive maintenance and overhaul programs are designed to maximize mechanical availability and extend the useful lives of our assets over multiple decades. These programs allow us to contract our existing compression assets at rates that are comparable to our newest compression units. Our standardized fleet also enables streamlined and systematic training and on-site maintenance, thereby maximizing uptime for our customers. We are currently implementing advanced systems to proactively analyze and monitor the operating conditions of our equipment, with a focus on maximizing uptime for our customers. Our maintenance culture is foundational to our customer-centric business model and has allowed us to provide on average 99.5% mechanical availability to our customers.
We believe our customers will continue to outsource all or a portion of their compression infrastructure needs, allowing them to limit their capital investments in compression equipment and increase their free cash flow or deploy capital on projects directly related to their core businesses. By outsourcing compression infrastructure, customers can efficiently address their changing compression requirements over time. Additionally, our customers benefit from the technical skills of our specialized personnel, and our focus on reliability and emissions reduction helps them advance their sustainability goals.
We manage our business through two operating segments: Compression Operations and Other Services. “Compression Operations” consists of operating Company-owned and customer-owned compression infrastructure for our customers, pursuant to fixed-revenue contracts to enable the production and gathering of natural gas and oil. “Other Services” consists of a full range of contract services to support the needs of our customers, including station construction, maintenance and overhaul and other ancillary time and material-based offerings. Our Other Services offerings are often cross-sold, bolstering cash flow generation with no associated capital expenditures.
Our Assets
As of December 31, 2023, our compression asset base consists of 3,078 fleet compression units, amounting to approximately 3.3 million horsepower of owned compression, with an average of 1,059 horsepower per fleet compression unit. The average age of our fleet is 4.5 years and 72% of our compression fleet is less than five years old. Approximately 52% of our fleet is comprised of large horsepower compression units, aligning with the evolving industry demand for such units. Large compression units enable multi-well pad development, reduce downtime, improve overall unit economics and provide lower emissions per horsepower relative to small horsepower compression units. Fleet standardization and continued geographic concentration allow us to lower our cost of operations and improve margins through economies of scale.
Below is a tabular overview of our fleet by horsepower as of December 31, 2023:

	Fleet Horsepower	Number of Units	Percent of Total Horsepower	Percent of Units
Large horsepower >1,000 horsepower	2,653,737	1,596	81%	52%
Medium & small horsepower <1,000 horsepower	607,924	1,482	19%	48%
Total	3,261,661	3,078	100%	100%
We have standardized our fleet and operational processes, creating an effective and seamless fleet maintenance program and spare parts inventory, and efficient and resilient supply chain. Additionally, our assets are designed to serve a wide variety of large horsepower applications, such as gathering, processing and transportation of natural gas and centralized gas lift of oil.
Our Key Areas of Operation
We strategically focus on deploying our compression assets in leading onshore U.S. regions with the longest production horizons. We believe partnering with top-tier customers in regions with multi-decade resource life will support continued strong utilization and recontracting of our assets through energy industry and broader macroeconomic cycles.
As of December 31, 2023, approximately 84% of our compression assets are deployed in the Permian Basin and Eagle Ford Shale, which the EIA expects to maintain significant production volumes through at least 2050.
The Permian Basin and Eagle Ford Shale are connected through long-haul natural gas pipelines to the nearby U.S. Gulf Coast and are critical natural gas supply basins for the LNG export capacity expansion occurring in the region. In addition to the Permian Basin and Eagle Ford Shale, we have assets in the Powder River Basin, Mid-Continent Region, DJ Basin, Appalachian Basin, Barnett Shale / East Texas Region and Black Warrior Basin.

Kodiak Customers and Contracts
We have developed long-term commercial relationships with premier upstream and midstream customers in our key areas of operations. We believe alignment with our customers’ goals is a key differentiator to our business, and we have built a reputation backed by our leading mechanical availability to earn and strengthen customer loyalty. We believe mechanical availability is a critical consideration for a customer in making its contract compression decisions. We prioritize maintaining over 99.5% mechanical availability in addition to providing uninterrupted “first-call” service for any and all downtime events across our fleet. This commitment to mechanical availability maximizes total customer operational uptime and revenue stability. We believe these factors make us the leading choice for our customers.
We have developed a systematic and selective customer evaluation methodology, based on key criteria that include customers' credit rating, size, and geological asset quality. Approximately 38% and 39% of our compression operations revenue came from our four largest customers for the years ended December 31, 2023 and 2022, respectively. Each of these customers is a S&P 500 constituent and investment grade-rated upstream or midstream company in the Permian Basin. Our customer-centric business model provides best-in-class reliability, which we believe is critical to securing and maintaining long-term relationships with our customers.
Our contracts are designed to provide us with predictable, stable, and recurring cash flows through industry and broader macroeconomic cycles. To maximize cash flow stability, our contracts typically include:
•fixed-revenue structures similar to midstream take-or-pay contracts;
•annual built-in inflation adjustments;
•pre-billing structure for the following month’s service fees;
•primary contract terms of one to seven years in duration (with large horsepower compression units typically contracted for a primary term of three or more years); and
•provisions requiring customers to pay for all mobilization and demobilization costs, which can be significant.
Additionally, we believe that due largely to our history of high mechanical availability and the multi-decade resource life in our key areas of operations, our customer contracts often are renewed multiple times.
Our Sustainability Leadership
The energy industry is in a pivotal time as the world moves toward ambitious emissions reduction targets while maintaining affordable and reliable sources of energy. We maintain an intense focus on being one of the most sustainable and responsible operators of contract compression infrastructure. Furthermore, we strive to provide a safe, inclusive and supportive environment for the communities in which we live and the customers and employees with whom we work. We seek to continuously improve our operations, relationships with our stakeholders and ultimately maintain our position as a sustainable and responsible operator of contract compression infrastructure.
Approximately 96% of our current fleet is lower-emissions capable, meaning it is capable of operating in regions with the most stringent U.S. regulatory requirements (emissions of 0.5g NOx or less). We believe it is imperative that we continue to develop and implement innovative strategies and technologies that further reduce emissions intensity and improve the operational reliability of our business. Many of our upstream and midstream customers have significantly increased their commitments to reduce emissions and rely on us to help them achieve their reduction goals. We have developed several technologies targeting additional emissions reductions including ecoView, our patented emissions monitoring and leak detection system that can be used to monitor, analyze and manage emissions (including greenhouse gas “GHG” emissions) data and operating data from our compressors, and other fugitive methane reduction solutions. We began broad scale integration of ecoView across our large horsepower compression fleet during 2023.
Electric motor driven compression is also part of our long-term strategy to reduce emissions intensity across our fleet. We have begun deploying electric motor driven compression with select customers and have additional assets that we will deploy in the near future under long-term fixed-revenue contracts. In addition, in select geographic areas where electric infrastructure exists, we assist our customers in building out their electric compression infrastructure.
Our people are vital to the success of our business. As a result, we have developed a robust safety culture that permeates all aspects of our business. Our comprehensive training program emphasizes safety, improving technical skills and professional development for employees across functional areas. This program is further bolstered through a virtual training program to better prepare our employees to safely address situations in the field. Diversity, equity and inclusion (“DEI”) are critically important to our organization. We believe that by embracing diversity and promoting inclusion, we can unlock the full potential of our workforce and create a more resilient, innovative and successful organization. Diversity is also important at our board level, where 56% of our board of directors identify as diverse based on gender, race and/or ethnicity. We created the Kodiak Cares Foundation to support employees and charitable causes in the community. We are also committed to supporting veterans and do so through our recruiting and hiring efforts, as well as supporting several causes that assist veterans and active-duty military.
Compression Industry
Compression is a mechanical process whereby natural gas is compressed to a smaller volume resulting in higher pressures. This process is critical for the production, gathering, and transportation of natural gas as well as for centralized gas lift for oil production. Without the increased pressure, gas cannot flow from the wellhead to end-markets. With the development of unconventional natural gas and oil resources, compression infrastructure becomes even more critical for the following reasons:
•In unconventional resources, natural gas tends to be produced at lower pressures due to the geological nature of the resources, requiring compression infrastructure immediately upon initial production and throughout most of the life of the well.
•Advancements in drilling, completion and production technologies have resulted in an increase in density of well locations and adoption of multi-well pads, allowing operators to achieve economies of scale with centralization of stations with more compression units and more horsepower per unit.
Given the essential nature of their operations, compression infrastructure providers benefit from stable cash flows and fixed-revenue contracts. Furthermore, large horsepower compression infrastructure is costly to install and move, and, therefore, operators have increasingly focused on deploying capital into their core business, favoring outsourcing contract compression. By outsourcing, operators can more efficiently address their changing compression needs over time and are able to benefit from the specialized personnel and technical skills that compression infrastructure providers offer.
We believe U.S. compression infrastructure industry growth will be supported by the following factors:
•Continued, growing demand for U.S. natural gas driven by domestic natural gas and global LNG consumption.
•Replacement of production from maturing and aging conventional basins with production from unconventional sources, which tend to require more compression infrastructure, to accommodate the increase in natural gas demand while offsetting declining production.
•A continued emphasis by federal, state and local regulatory agencies as well as oil and gas producers on reducing the volume of natural gas that is flared during the production of crude oil, which will result in the need for additional field infrastructure to transport natural gas, which in turn will result in increased demand for compression infrastructure.
•The prevalence of U.S. oil and gas producers in key unconventional basins like the Permian Basin and the Eagle Ford Shale to rely on centralized gas lift as the most effective and efficient artificial lift technology for the production of crude oil.
General Compression Operations Contract Structures
The following discussion describes the material terms generally common to our Compression Operations contracts allocated to our Compression Operations reporting unit. We maintain a general gas compression agreement with each of our customers and separate addenda for each compression unit.
Term and Termination
Our contracts typically have a primary term length between one and seven years, depending on the customer, application, location, and size of the compression unit, with large horsepower typically contracted for a primary term of three or more years. After the expiration of the primary term, our contracts continue on a month-to-month basis until renewed or until the contract is terminated by us or our customer, upon written notice. As of December 31, 2023, approximately 10.2% of our revenue-generating horsepower was on a month-to-month contract term.
Mechanical Availability Guarantee and Operations Standards and Specifications
All of our contracts provide a guarantee of specified “mechanical availability,” which we define as the percentage of time each month that our Compression Operations equipment is “mechanically available” to compress gas under the design and operating conditions set forth in the contract. Our Compression Operations equipment is typically mechanically available during instances of downtime attributable to events of force majeure or acts or failures to act by the customer (i.e., production-related downtime). Our Compression Operations equipment is typically not mechanically available during all other instances of downtime including, without limitation, our scheduled maintenance.

We provide Kodiak-owned Compression Operations under contracts that typically provide that we will supply all compression equipment, tools, parts and field service support to meet our customers’ requirements. Our contracts do not specify the compression equipment we will use; instead, the contracts specify required operating conditions and, in consultation with the customer, we determine what equipment is necessary to meet our contractual commitments.
Fees, Taxes and Expenses
Our customers pay a fixed monthly fee for our Compression Operations similar to midstream “take-or-pay contracts.” The majority of our contracts include an annual inflation adjustment to the monthly fee based on a series of the producer price index. Generally, we bill for our Compression Operations on the 15th day of a month for the following month’s Compression Operations (i.e., pre-billed). Payments are generally due within 30 days of the invoice date. If Compression Operations are provided for a partial month, the monthly fee is pro-rated that month and is invoiced “due on receipt.” We are generally responsible for the costs and expenses associated with operation and maintenance of our equipment, although certain fees and expenses are the responsibility of our customers under the terms of our contracts. For example, fuel gas necessary to operate our compression equipment is provided by our customers without cost to us. Further, ad valorem or business personal property taxes assessed on our compression equipment are generally reimbursed by our customers, as well as any sales tax related to our Compression Operations. Additionally, our customers are typically responsible for any damage to our compression equipment caused by contaminants or liquid carryover in the compressed gas stream or inferior fuel gas.
We generally own the compression equipment in our fleet that we use to provide Compression Operations, and we typically bear the risk of loss or damage to our equipment and tools and injury or death to our personnel outside the exceptions set forth in the contracts. Additionally, substantially all of our contracts include provisions eliminating our liability for consequential damages (e.g., damage to formations, lost production, damage to production equipment, etc.).
The vast majority of our contracts require our customers to pay for any out-of-pocket expenses associated with the cost of the mobilization and demobilization of our compression equipment to and from their locations.
Our contracts typically provide that both we and our customers are required to carry various types of insurance coverage including, but not limited to, general liability, workers’ compensation, employers’ liability, property, automobile and excess liability insurance.
Marketing and Sales
Our marketing and customer service functions are performed on a coordinated basis by our sales and operations teams. Sales, fleet and operations personnel analyze and scope new compression applications. Additionally, our salespeople regularly visit our customers to ensure customer satisfaction, to determine a customer’s needs related to existing Compression Operations being provided and to determine the customer’s future compression requirements. This ongoing communication allows us to quickly identify and respond to our customers’ compression requirements and gives us significant insight into their activities.
Suppliers and Service Providers
We rely primarily on key vendors to manufacture, package and assemble our compression equipment. Although we rely primarily on these suppliers, we believe alternative sources for natural gas compression equipment are generally available if needed. However, relying on alternative sources may increase our costs and change the standardized nature of our fleet. We have not experienced any material supply problems to date.
Competition
The compression and related services business is competitive. On a regional basis, we experience competition from numerous smaller companies that may be able to adapt to changes more quickly within our industry and changes in economic conditions, more readily take advantage of available opportunities and adopt more aggressive pricing policies. Additionally, the historical availability of attractive financing terms from financial institutions and equipment manufacturers has made the purchase of individual compression units affordable for our customers. We believe that we compete effectively based on our customer-centric business model, flexibility in meeting customer needs, price, equipment availability, quality and reliability of our Compression Operations.
Seasonality
Our results of operations have not historically been materially affected by seasonality, and we do not currently have reason to believe that seasonal fluctuations will have a material impact in the foreseeable future.
Operating Risks and Insurance

We believe that our insurance coverage is customary for the industry and adequate for our business. As is customary in the compression industry, we review our safety equipment and procedures and carry insurance against most, but not all, risks of our business. Losses and liabilities not covered by insurance would increase our costs. The compression business can be hazardous, involving unforeseen circumstances, such as uncontrollable flows of gas or well fluids, fires and explosions or environmental damage. To address the hazards inherent in our business, we maintain insurance coverage that, subject to certain deductibles, includes physical damage coverage, third party general liability insurance, employer’s liability, environmental and pollution and other coverage, although coverage for environmental and pollution related losses is subject to certain limitations. Under the terms of our standard Compression Operations contract, we are responsible for maintaining insurance coverage on our compression equipment. No accidents or incidents have occurred that have caused us to experience a material adverse effect.
Governmental Regulation
We are subject to stringent and complex federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of human health, safety and the environment. These regulations include compliance obligations for air emissions, water quality, wastewater discharges and solid and hazardous waste disposal, as well as regulations designed for the protection of human health and safety and protected species. Compliance with these environmental laws and regulations could expose us to significant costs and liabilities and cause us to incur significant capital expenditures in our operations. We are often obligated to assist our customers in obtaining permits or approvals for their operations from various federal, state and local authorities. These permits and approvals can be denied or delayed, which may cause us to lose potential and current customers, interrupt our operations and limit our growth and revenue. Moreover, failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of remedial obligations and other injunctive relief that could delay or prohibit our operations. Private parties may also have the right to pursue legal actions to enforce compliance, as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. While we believe that our operations are in substantial compliance with applicable environmental laws and regulations and that continued compliance with current requirements would not have a material adverse effect on us, we cannot predict whether our cost of compliance will materially increase in the future. Any changes in existing environmental laws and regulations or the enforcement thereof, or passage of additional environmental laws and regulations that result in more stringent and costly requirements for pollution control equipment, waste handling, storage, transport, disposal or remediation could have a material adverse effect on our operations and financial position.
See the section titled “Risk Factors—Risks Related to Our Business and Our Industry—Kodiak’s operations are subject to stringent environmental, health and safety regulation, and changes in these regulations could increase Kodiak’s costs or liabilities” in this Annual Report. The following is a discussion of material environmental and safety laws that relate to our operations.
Air Emissions
The Clean Air Act (“CAA”) and comparable state laws regulate emissions of air pollutants from various industrial sources, including natural gas compressors, and impose certain monitoring and reporting requirements. Such emissions are regulated by air emissions permits, which are applied for and obtained through various state or federal regulatory agencies. Our standard natural gas Compression Operations contract provides that the customer is responsible for obtaining air emissions permits and assuming the environmental risks related to site operations. In some instances, our customers may be required to aggregate emissions from a number of different sources on the theory that the different sources should be considered a single source. Any such determinations could have the effect of making projects more costly than our customers expected and could require the installation of more costly emissions controls, which could cause some of our customers not to pursue certain projects.

There can be no assurance that future requirements compelling the installation of more costly emission control equipment would not have a material adverse impact on our business, financial condition, results of operations and cash available for distribution. See the section titled “Risk Factors—Risks Related to Our Business and Our Industry—New regulations, proposed regulations and proposed modifications to existing regulations under the CAA, if implemented, could result in increased compliance costs and changes in customers’ demand and desired suppliers” of this Annual Report.
Climate Change
Climate change and GHG emissions reduction initiatives continue to attract considerable public and scientific attention. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas, are examples of GHGs. In recent years, the U.S. Congress has considered legislation to restrict or regulate GHG emissions. The $1 trillion legislative infrastructure package passed by Congress in November 2021 includes a number of climate-focused spending initiatives targeted at climate resilience, enhanced response and preparation for extreme weather events and clean energy and transportation investments. In addition, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) also provides significant funding for research and development of low-carbon energy production methods, carbon capture and other programs directed at addressing climate change. A number of states have begun to address GHG emissions, primarily through the planned development of emissions inventories or regional GHG cap and trade programs. Depending on the particular program, we could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations. The Inflation Reduction Act also amends the CAA to include a Methane Emissions Waste Reduction Incentive Program for petroleum and natural gas systems, which requires the EPA to impose a “waste emissions charge” on certain oil and gas sources that are already required to report under the EPA's Greenhouse Gas Reporting Program. In order to implement the program, the Inflation Reduction Act required revisions to GHG reporting regulations for petroleum and natural gas systems (Subpart W) by 2024. In July 2023, the Environmental Protection Agency (“EPA”) proposed to expand the scope of the Greenhouse Gas Reporting Program for petroleum and natural gas facilities, as required by the Inflation Reduction Act. Among other things, the proposed rule expands the emissions events that are subject to reporting requirements to include “other large release events” and applies reporting requirements to certain new sources and sectors. The rule is currently scheduled to be finalized in 2024 and would take effect on January 1, 2025 for reporting year 2025 (due March 2026) in certain circumstances, with the potential to also impact GHG reporting for reporting year 2024 (due March 2025) in certain circumstances. In January 2024, the EPA proposed a rule implementing the Inflation Reduction Act’s methane emissions charge. The proposed rule includes potential methodologies for calculating the amount by which a facility’s reported methane emissions are below or exceed the waste emissions thresholds and contemplates approaches for implementing certain exemptions created by the Inflation Reduction Act. The methane emissions charge imposed under the Methane Emissions and Waste Reduction Incentive Program for calendar year 2024 would be $900 per ton emitted over annual methane emissions thresholds, and would increase to $1,200 in 2025, and $1,500 in 2026.
Independent of Congress, the EPA has promulgated regulations controlling GHG emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their GHG emissions (as discussed above). In addition, the EPA rules provide air permitting requirements for certain large sources of GHG emissions. The requirement for certain large sources of GHG emissions to obtain and comply with permits could affect some of our and our customers’ largest new or modified facilities going forward but is not expected to cause us to incur material costs. As noted in the risk factors below (see “Risk Factors—Risks Related to Our Business and Our Industry—New regulations, proposed regulations and proposed modifications to existing regulations under the CAA, if implemented, could result in increased compliance costs and changes in customers’ demand and desired suppliers”), the EPA has undertaken efforts to regulate emissions of methane (considered a GHG) in the natural gas and oil sector, with the adoption of additional, more stringent rules. In 2015, the EPA finalized a performance standard for integrated gasification combined cycle units and utility boilers based on the use of the best system of emissions reduction that the EPA has determined has been adequately demonstrated for each type of unit. The rule also sets limits for stationary natural gas combustion turbines based on the use of natural gas combined cycle technology. In May 2023, the EPA issued a notice of proposed rule making that would revise the limits for new gas-fired combustion turbines, existing coal, oil- and gas-fired steam generating units and certain existing gas-fire combustion turbines. The initial comment period ended in July 2023, but a supplemental notice of proposed rule making was issued in November 2023. The supplemental comment period ended in December 2023, and a final rule is anticipated by April 2024.
At the international level, the U.S. joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France (“COP21”), which resulted in an agreement intended to nationally determine the participants’ contributions and set GHG emission reduction goals every five years beginning in 2020 (the “Paris Agreement”). While the Paris Agreement does not impose direct requirements on emitters, national plans to meet its pledge could result in new regulatory requirements or initiatives. In April 2021, the current administration announced a new “nationally determined contribution” for U.S. GHG emissions that would achieve emissions reductions of at least 50% relative to 2005 levels by 2030. Those national commitments by themselves create no binding requirements on individual companies or facilities, but they do provide indications of the current administration’s policy direction and the types of legislative and regulatory requirements—such as the EPA’s proposed methane rules—that may be needed to achieve those commitments. In September 2021, the U.S. and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution by at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. Since its formal launch at the 26th Conference of the Parties (“COP26”), over 150 countries have joined the pledge. Additionally, at the 28th Conference of the Parties (“COP28”), member countries entered into an agreement that calls for actions towards achieving, at a global scale, a tripling of renewable energy capacity and doubling of energy efficiency improvements by 2030. The goals of the agreement, among other things, are to accelerate efforts towards the phase-down of unabated coal power, phase out inefficient fossil fuel subsidies, and take other measures that drive the transition away from fossil fuels in energy systems. With the exception of the final EPA methane rules and related updates, which were announced by President Biden at COP28, we cannot predict whether these pledges made during these international climate change meetings will result in any particular new regulatory requirements or initiatives or whether such requirements or initiatives will cause us to incur material costs. Various state and local governments have also publicly committed to furthering the goals of the Paris Agreement.
Additionally, in March 2022, the U.S. Securities and Exchange Commission (“SEC”) issued a proposed rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors. The proposed rule would require registrants to include certain climate-related disclosures in their registration statements and periodic reports, including, but not limited to, information about the registrant’s governance of climate-related risks and relevant risk management processes; climate-related risks that are reasonably likely to have a material impact on the registrant’s business, results of operations, or financial condition and their actual and likely climate-related impacts on the registrant’s business strategy, model, and outlook; climate-related targets, goals and transition plan (if any); certain climate-related financial statement metrics in a note to their audited financial statements; Scope 1 and Scope 2 GHG emissions; and Scope 3 GHG emissions and intensity, if material, or if the registrant has set a GHG emissions reduction target, goal or plan that includes Scope 3 GHG emissions. According to the most recent SEC rule making agenda, the SEC is targeting April 2024 for the finalization of these rules. Although the proposed rule’s ultimate date of effectiveness and the final form and substance of these requirements is not yet known and the ultimate scope and impact on our business is uncertain, compliance with the proposed rule, if finalized, may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on our personnel, systems and resources.
Although it is not currently possible to predict with specificity how any proposed or future GHG legislation, regulation, agreements or initiatives will impact our business, any legislation or regulation of GHG emissions that may be imposed in areas in which we conduct business or on the assets we operate could result in increased compliance or operating costs, additional operating restrictions or reduced demand for our services, and could have a material adverse effect on our business, financial condition and results of operations. See “Risk Factors—Risks Related to Our Business and Our Industry—Kodiak’s business is subject to climate-related transitional risks, including evolving climate change legislation, regulatory initiatives and stakeholder pressures which could result in increased operating expenses and capital costs, financial risks and potential reduction in demand for Kodiak’s services.” Notwithstanding potential risks related to climate change, the International Energy Agency estimates that natural gas and oil will continue to represent a significant share of global energy use through 2040 under some, though not all, future scenarios. However, recent activism directed at shifting funding and/or demand away from companies with fossil fuel-related assets could result in limitations or restrictions on certain sources of funding for the energy sector. See “Risk Factors—Risks Related to Our Business and Our Industry—A climate-related decrease in demand for natural gas and oil could negatively affect Kodiak’s business.”
Water Discharge
The Clean Water Act (“CWA”) and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States (“WOTUS”). The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. The CWA also requires the development and implementation of spill prevention, control and countermeasures, including the construction and maintenance of containment berms and similar structures, if required, to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak at such facilities. Additionally, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties, as well as other enforcement mechanisms for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

The definition of WOTUS and, relatedly, the scope of federal CWA jurisdiction, have been the subject of notable rule making efforts and judicial challenges over several decades, culminating in a recent U.S. Supreme Court decision issued in May 2023. In 2015, the EPA and the U.S. Army Corps of Engineers (“Corps”) issued a rule defining the scope of the EPA’s and the Corps’ jurisdiction over WOTUS under the CWA, which never took effect before being replaced by the Navigable Waters Protection Rule (“NWPR”) in 2020. A coalition of states and cities, environmental groups and agricultural groups challenged the NWPR, which was vacated by a federal district court in August 2021. The EPA and the Corps issued a final rule in January 2023 that based the definition of WOTUS on the pre-2015 definition. Separately, in May 2023, the U.S. Supreme Court’s decision in Sackett v. EPA narrowed federal jurisdiction over wetlands to “traditional navigable waters” and wetlands or other waters that have a “continuous surface connection” with or are otherwise indistinguishable from traditional navigable water. In September 2023, EPA and the Corps published a direct-to-final rule that conforms the regulatory definition of WOTUS to the Supreme Court’s May 2023 decision in Sackett. However, litigation opposing the September 2023 final rule remains ongoing and substantial uncertainty exists with respect to future implementation of the September 2023 rule and the scope of CWA jurisdiction more generally. In addition, in an April 2020 decision defining the scope of the CWA that was issued days after the NWPR was published, the U.S. Supreme Court held that, in certain cases, discharges from a point source to a WOTUS through groundwater require a permit if the discharge is the “functional equivalent” of a direct discharge. The Court rejected the EPA and the Corps’ assertion that groundwater should be totally excluded from the CWA. In November 2023, the EPA issued draft guidance describing the functional equivalent analysis and the information that should be used to determine which discharges through groundwater may require a permit. If finalized, the guidance could subject previously unregulated discharges to CWA permit requirements. As a result, future implementation is uncertain at this time. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. Spill prevention, control and countermeasure plan requirements imposed under the CWA require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a hydrocarbon tank spill, rupture or leak. The CWA and analogous state laws also require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The Oil Pollution Act of 1990, as amended (the “OPA”), amends the CWA and establishes strict liability and natural resource damages liability for unauthorized discharges of oil into waters of the United States. The OPA requires owners or operators of certain onshore facilities to prepare facility response plans for a discharge of oil into waters of the United States.
Our Compression Operations do not currently generate process waste waters that are discharged into waters of the United States and we do not foresee this occurring in the future. In any event, our customers assume responsibility under the majority of our standard gas compression agreements for obtaining any permits that may be required under the CWA, whether for discharges or developing property by filling wetlands. Considerable legal uncertainty exists surrounding the standard for what constitutes jurisdictional waters and wetlands subject to the protections and requirements of the CWA.
Safe Drinking Water Act
A significant portion of our customers’ hydrocarbon production is developed from unconventional sources that require hydraulic fracturing as part of the completion process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the rock formation to stimulate hydrocarbon production. The U.S. Congress has from time to time considered legislation to amend the Safe Drinking Water Act (“SDWA”) to exempt hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing and disclosure of the chemical constituents of the fluids used in the fracturing process. Scrutiny of hydraulic fracturing activities continues in other ways. In December 2016, the EPA issued a report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under some circumstances,” noting that the following hydraulic fracturing water cycle activities and local-or regional-scale factors are more likely than others to result in more frequent or more severe impacts: water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. To date, the EPA has taken no further action in response to the December 2016 report. Under the CWA, the EPA also prohibits the discharge of wastewater from hydraulic fracturing and certain other natural gas operations to publicly owned wastewater treatment plants.
State and federal regulatory agencies have also recently focused on a possible connection between the operation of injection wells used for natural gas and oil waste disposal and seismic activity. Increased regulation and attention given to induced seismicity could lead to greater opposition to, and litigation concerning, natural gas and oil activities utilizing hydraulic fracturing or injection wells for waste disposal, which could indirectly impact our business, financial condition and results of operations. See “Risk Factors—Risks Related to Our Business and Our Industry—Increased regulation of hydraulic fracturing could result in reductions of, or delays in, natural gas and oil production by our customers, which could adversely impact our revenue.”
We cannot predict the future of any such legislation and what additional, if any, provisions would be included. If additional levels of regulation, restrictions and permits were required through the adoption of new laws and regulations at the federal or state level or the development of new interpretations of those requirements by the agencies that issue the required permits could lead to operational delays, increased operating costs and process prohibitions that could reduce demand for our Compression Operations, which would materially adversely affect our revenue and results of operations.
Solid Waste
The Resource Conservation and Recovery Act (“RCRA”) and comparable state laws control the management and disposal of hazardous and non-hazardous waste. These laws and regulations govern the generation, storage, treatment, transfer and disposal of wastes that we generate including, but not limited to, used oil, antifreeze, filters, sludges, paint, solvents and sandblast materials. The EPA and various state agencies have limited the approved methods of disposal for these types of wastes. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of natural gas, natural gas liquids and oil, if properly handled, are currently exempt from regulation as hazardous waste under RCRA and, instead, are regulated under RCRA’s less stringent non-hazardous waste provisions, state laws or other federal laws. However, it is possible that certain natural gas, natural gas liquids and oil drilling and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could result in an increase in the costs to manage and dispose of wastes, which could increase the costs of our customers’ operations.
Site Remediation
The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and comparable state laws impose strict, joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release of a hazardous substance into the environment. These persons include the owner and operator of a disposal site where a hazardous substance release occurred and any company that transported, disposed of or arranged for the transport or disposal of hazardous substances released at the site. Under CERCLA, such persons may be liable for the costs of remediating the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. Additionally, where contamination may be present, it is not uncommon for the neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs. Although we generate materials in the course of our operations that may be regulated as hazardous substances, we have not received notification that we may be potentially responsible for cleanup costs under CERCLA at any site.
While we do not currently own or lease any facilities or properties for storage or maintenance of our inactive compression operations equipment, we may use third-party properties for such storage and possible maintenance and repair activities. Additionally, our active compression operations equipment typically is installed on properties owned or leased by third-party customers and operated by us pursuant to terms set forth in the contracts executed by those customers. Under most of our contracts, our customers must contractually indemnify us for certain damages we might incur as a result of the release into the environment of hazardous and toxic substances. We are not currently responsible for any remedial activities at any properties we use; however, there is always the possibility that our future use of those properties may result in spills or releases of petroleum hydrocarbons, wastes or other regulated substances into the environment that may cause us to become subject to remediation costs and liabilities under CERCLA, RCRA or other environmental laws. We cannot provide any assurance that the costs and liabilities associated with the future imposition of such remedial obligations upon us would not have a material adverse effect on our operations or financial position.
Endangered Species Act and Migratory Birds
The Endangered Specifies Act (“ESA”) was established to protect endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species or its habitat. The U.S. Fish and Wildlife Service may designate critical habitat and suitable habitat areas it believes are necessary for survival of a threatened or endangered species. While some of our facilities are in areas that may be designated as a habitat for endangered species, we believe that we are in substantial compliance with the ESA. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (“MBTA”) and to bald and golden eagles under the Bald and Golden Eagle Protection Act (“BGEPA”). The presence of any protected species or the final designation of previously unprotected species as threatened or endangered in areas where we operate could result in increased costs from species protection measures or could result in limitations, delays, or prohibitions on our customers’ exploration and production activities.
Safety and Health

The Occupational Safety and Health Act (“OSHA”) and comparable state laws and regulations govern the protection of the health and safety of employees. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA and similar state statutes and regulations require that we organize and, as necessary, disclose information about hazardous materials used or produced in our operations to various federal, state and local agencies, as well as employees. Other OSHA standards regulate specific worker safety aspects of our operations.
Human Capital
Employees
As of December 31, 2023, we had 781 full-time employees. None of our employees are subject to collective bargaining agreements.
We consider our employees to be our greatest asset and believe that our success depends on our ability to attract, develop and retain our employees. DEI are foundational to our leadership approach, and our focus is on how our actions and the actions of our employees foster DEI in our everyday activities at Kodiak. We support diversity in hiring, and 30% of our executive leadership team is gender diverse and 44% of our total workforce is gender, racially and/or ethnically diverse as of the date hereof.
We support pay equity for all legally protected individuals (i.e., gender, ethnicity, race) and believe we offer competitive and comprehensive compensation and benefits packages that include annual bonuses, stock awards, a 401(k) plan with employer contribution, healthcare and insurance benefits, health savings account with employer contribution, dependent care flexible spending account, paid time off, family leave, an employee assistance program and tuition assistance, among many other benefits.
Safety, Health and Wellness
The success of our business is fundamentally connected to the well-being of our people, and so we are committed to the safety, health and wellness of our employees. Safety is a core value of our Company. We actively promote the highest standards of safety, behavior and environmental awareness and strive to meet or exceed all applicable local and national regulations.
Talent Development
We invest significant resources to develop the talent needed to provide our industry-leading Compression Operations. We work closely with suppliers to develop training programs for our field service technicians. Our field service technicians are supported by a dedicated training team. Additionally, we offer a number of non-technical, targeted skills-based and career-enhancing training programs, including technical orientation for non-technical employees, supervisor coaching, performance management and conflict resolution. Our talent development programs provide employees with the resources they need to help achieve their career goals, build management skills and lead their organizations.
Emerging Growth Company
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as we are an emerging growth company, unlike public companies that are not emerging growth companies under the JOBS Act, we will not be required to:
•provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);
•comply with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;
•provide certain disclosures regarding executive compensation required of larger public companies or hold stockholder advisory votes on executive compensation required by the Dodd-Frank Wall Street Reform and Consumer Protection Act; or
•obtain stockholder approval of any golden parachute payments not previously approved.
In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for adopting new or revised financial accounting standards. We intend to take advantage of all of the reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under Section 107 of the JOBS Act, until we are no longer an emerging growth company. Our election to use the phase-in periods permitted by this election may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the longer phase-in periods under Section 107 of the JOBS Act and who will comply with new or revised financial accounting standards. See “Risk Factors—Risks Related to Owning Kodiak Common Stock—Taking advantage of the reduced disclosure requirements applicable to ‘emerging growth companies’ may make our common stock less attractive to investors.” If we were to subsequently elect instead to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.
We will cease to be an emerging growth company upon the earliest of:
•the last day of the fiscal year in which we have $1.235 billion or more in annual revenues;
•the date on which we become a “large accelerated filer” (the fiscal year-end on which the total market value of our common equity securities held by non-affiliates is $700 million or more as of June 30);
•the date on which we issue more than $1.0 billion of non-convertible debt securities over a three-year period; or
•the last day of the fiscal year following the fifth anniversary of our initial public offering.
Recent Developments
Dividend
On February 23, 2024, Kodiak paid a quarterly cash dividend of $0.38 per share to all holders of Kodiak Common Stock as of the close of business on February 16, 2024, resulting in an aggregate payment of approximately $30 million.
Pending Merger with CSI Compressco
On December 19, 2023, Kodiak entered into the Merger Agreement with CSI Compressco and CSI Compressco GP LLC, the sole general partner of CSI Compressco, pursuant to which Kodiak agreed to acquire 100% of the issued and outstanding partnership interests of CSI Compressco in an all-equity transaction.
In connection with closing of the Merger, Kodiak intends to (i) repay all amounts outstanding under CSI Compressco's existing (a) Loan and Security Agreement, dated as of June 29, 2018, as amended, (b) Loan, Security and Guaranty Agreement, dated as of January 29, 2021, as amended, and to terminate such agreements and any security interests and guarantees in connection therewith and (ii) call for redemption, contingent upon consummation of the Merger, CSI Compressco's existing (a) 7.50% First Lien Notes due 2025 and (b) 10.00%/10.75% Second Lien Notes due 2026 and to terminate any security interests and guarantees in connection therewith.
We expect to close the Merger in the second quarter of 2024, subject to the satisfaction of customary closing conditions, although we cannot assure you that we will complete the Merger on the terms contemplated or at all. See the section titled “Risk Factors—Risks Related to the Merger” of this Annual Report.
Third Amendment to Fourth Amended and Restated Credit Agreement
On January 22, 2024, Kodiak entered into the Third Amendment to Fourth Amended and Restated Credit Agreement, which amends the Fourth Amended and Restated Credit Agreement, dated as of March 22, 2023.The Third Amendment, among other things, amended certain provisions of the Existing ABL Credit Agreement (i) to accommodate the consummation of the transactions contemplated by the Agreement and Plan of Merger, dated as of December 19, 2023, by and among the Borrowers, Kick Stock Merger Sub, LLC, Kick GP Merger Sub, LLC, Kick LP Merger Sub, LLC, CSI Compressco LP and CSI Compressco GP LLC (the “Merger Agreement”) and (ii) to account for the Company’s organizational structure after giving effect to the transactions contemplated by the Merger Agreement.
In addition, the Third Amendment amended the Existing ABL Credit Agreement to (i) increase the maximum secured leverage ratio (calculated based on the ratio of Senior Secured Debt to EBITDA, each as defined in the ABL Credit Agreement), which will begin to be tested after we issue any unsecured indebtedness, to (x) 3.75 to 1.00 for the first four fiscal quarters after we issue any unsecured indebtedness and (y) 3.25 to 1.00 for each fiscal quarter thereafter, (ii) modify the triggers for commencing a “cash dominion” period (i.e., a period when the Administrative Agent applies proceeds in our deposit accounts to reduce borrowings under the ABL Facility) such that a “cash dominion” period will commence when availability under the ABL Facility is less than $125 million for five consecutive business days or if certain types of events of default occur (although this change will effectively be unwound if the Merger provided for in the Merger Agreement does not occur on or prior to the Reversion Date (as defined in the ABL Credit Agreement)), (iii) include customary provisions relating to the designation of “unrestricted subsidiaries” (i.e., subsidiaries that are not required to become loan parties or be bound by the covenants contained in the ABL Credit Agreement), (iv) provide that only material domestic restricted subsidiaries are required to become guarantors and collateral grantors under the ABL Facility and (v)

permit the Company and its restricted subsidiaries to incur additional indebtedness and liens and to make additional investments, dividends, distributions, redemptions and dispositions.
2029 Notes Indenture
On February 2, 2024, Kodiak Gas Services, LLC, a Delaware limited liability company (the “Issuer”), issued $750,000,000 aggregate principal amount of Kodiak Services' 7.250% senior notes due 2029 (the “Notes”), pursuant to an indenture, dated February 2, 2024 (the “Indenture”), by and among the Issuer, Kodiak Gas Services, Inc., a Delaware corporation (the “Parent”), certain other subsidiary guarantors party thereto (collectively with the Parent, the “Guarantors”) and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”).
The net proceeds from the Offering will be used to repay a portion of the outstanding indebtedness under the ABL Facility and to pay related fees, costs, premiums and expenses in connection therewith and with the closing of the Company’s previously announced acquisition of CSI Compressco LP (the “CSI Acquisition”). In connection with closing of the CSI Acquisition, the Company intends, using proceeds from additional draws on the ABL Facility, to repay, terminate and/or redeem all of CSI’s existing long-term indebtedness.
Available Information
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, other reports and amendments to those reports with the SEC. Our website address is http://www.kodiakgas.com. We make available, free of charge at the “Investor Relations” section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The information contained on our website does not constitute part of this Annual Report. We will provide electronic or paper copies of our filings free of charge upon request.
The SEC maintains a website that contains these reports at http://www.sec.gov.
Item 1A.    Risk Factors
An investment in our common stock involves a high degree of risk. As described in Part I “Disclosure Regarding Forward-Looking Statements,” this Annual Report contains forward-looking statements regarding us, our business, and our industry. The risk factors described below, among others, could cause our actual results to differ materially from the expectations reflected in the forward-looking statements. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our common stock could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:
Risks Related to Our Business and Our Industry
A long-term reduction in the demand for, or production of, natural gas or oil could adversely affect the demand for Kodiak’s Compression Operations or the prices Kodiak charges for Kodiak’s Compression Operations, which could result in a decrease in Kodiak’s revenues.
The demand for Kodiak’s Compression Operations depends upon the continued demand for, and production of, natural gas and oil. The natural gas and oil industry is historically cyclical with levels of activity that are significantly affected by the levels and volatility of natural gas and oil prices. Kodiak may experience fluctuations in operating results as a result of the reactions of Kodiak’s customers to changes in natural gas and oil prices. Demand may be affected by, among other factors, natural gas prices, oil prices, weather, availability of alternative energy sources, governmental regulation and the overall demand for energy. Any prolonged, substantial, material reduction in the demand for natural gas or oil would likely depress the level of production activity and result in a decline in the demand for Kodiak’s Compression Operations, which could result in a reduction in Kodiak’s revenues.
Kodiak has several key customers. The loss of one or more of these customers would result in a decrease in Kodiak’s revenues and could adversely affect its financial results and may have a material adverse effect on Kodiak’s financial condition.
Kodiak provides Compression Operations under contracts with several key customers. The loss of one or more of these key customers may have an adverse effect on its financial results. Kodiak’s two largest customers accounted for approximately 22% and 22% of Kodiak’s total revenues for the years ended December 31, 2023 and 2022, respectively. Kodiak’s largest customer accounted for approximately 12% and 12% of its revenues for the years ended December 31, 2023 and 2022, respectively. Additionally, Kodiak’s ten largest customers accounted for approximately 58% of its revenue for each of the years ended December 31, 2023 and 2022. The loss of all or even a portion of the Compression Operations Kodiak provides to its key customers, as a result of competition or otherwise, could have a material adverse effect on Kodiak’s business, results of operations and financial condition.
The deterioration of the financial condition of Kodiak’s customers could adversely affect Kodiak’s business.
During times when the natural gas or oil markets weaken, Kodiak’s customers are more likely to experience financial difficulties, including being unable to access debt or equity financing, which could result in a reduction in Kodiak’s customers’ spending for Kodiak’s services. For example, Kodiak’s customers could seek to preserve capital by using lower cost providers, not renewing month-to-month contracts or opting not to enter into any new Compression Operations contracts. A significant decline in commodity prices may cause certain of Kodiak’s customers to reconsider their near-term capital budgets, which may impact large-scale natural gas infrastructure and oil production activities. Reduced demand for Kodiak’s services could adversely affect its business, results of operations, financial condition and cash flows. In addition, in the event of the financial failure of a customer, Kodiak could experience a loss of all or a portion of its outstanding accounts receivable associated with that customer. For example, an affiliate of one of Kodiak’s customers in the Powder River Basin has been undergoing a bankruptcy proceeding since 2019. Such customer has from time to time been late in remitting payment for Kodiak’s Compression Operations, which Kodiak has continued to deliver, and Kodiak is pursuing prompt payment of the amount owed. Kodiak does not believe the amount owed presents any material concentration risk. If payment is not timely remitted, Kodiak expects to suspend services to such customer, as well as potentially taking other actions directly against related parties and guarantors. As of December 31, 2023, Kodiak recorded bad debt expense of $7.1 million related to the collectability of outstanding receivables from that customer.
Kodiak faces significant competition that may cause it to lose market share and have a material adverse effect on its financial condition.
The compression business is competitive. Kodiak’s ability to renew or replace existing contracts with its customers at rates sufficient to maintain current revenue and cash flows could be adversely affected by the activities of Kodiak’s competitors and Kodiak’s customers. If Kodiak’s competitors substantially increase the resources they devote to the development and marketing of competitive services or substantially decrease the prices at which they offer their services, Kodiak may be unable to compete effectively. Kodiak’s competitors may be able to adapt more quickly to technological changes within its industry and changes in economic and market conditions and more readily take advantage of acquisitions and other opportunities. In addition, Kodiak could face significant competition from new entrants into its industry. Some of these competitors may expand or construct newer, more powerful or more flexible compression fleets, which would create additional competition for Kodiak. All of these competitive pressures could have a material adverse effect on Kodiak’s business, results of operations and financial condition.
Kodiak’s customers may choose to vertically integrate their operations by purchasing and operating their own compression fleet, increasing the number of compression units they currently own, or using alternative technologies for enhancing oil production, which may have a material adverse effect on Kodiak's business.
Kodiak’s customers that are significant producers, processors, gatherers and transporters of natural gas and oil may choose to vertically integrate their operations by purchasing and operating their own compression fleets in lieu of using Kodiak’s Compression Operations. The historical availability of attractive financing terms from financial institutions and equipment manufacturers facilitates this possibility by making the purchase of individual compression units increasingly affordable to Kodiak’s customers. In addition, there are many technologies available for the artificial enhancement of oil production, and Kodiak’s customers may elect to use these alternative technologies instead of the gas lift compression Kodiak provides. Such vertical integration or use of alternative technologies could result in decreased demand for Kodiak’s Compression Operations, which may have a material adverse effect on Kodiak’s business, results of operations and financial condition, and reduce its cash available for distribution.
After the primary term of Kodiak’s contracts, such contracts are cancellable on 30 to 90 days’ notice, and Kodiak cannot be sure that such contracts will be extended or renewed after the end of the initial contractual term. Any such non-renewals, or renewals at reduced rates or the loss of contracts with any significant customer, could adversely impact Kodiak’s financial results.
The length of Kodiak’s Compression Operations contracts with customers varies based on operating conditions and customer needs. As of December 31, 2023, approximately 10.2% of Kodiak’s revenue-generating horsepower is on a month-to-month basis to customers who continue to utilize Kodiak’s services following expiration of the primary term of their contracts. These customers can generally terminate their month-to-month Compression Operations contracts on 30 to 90 days’ notice. Kodiak cannot be sure that a substantial number of these contracts will be extended or renewed by Kodiak’s customers or that any of Kodiak’s customers will continue to contract with Kodiak. The inability to negotiate extensions or renew a substantial portion of Kodiak’s Compression Operations contracts, the renewal of such contracts at reduced rates, the inability to contract for additional services with Kodiak’s customers, or the loss of all or a significant portion of Kodiak’s services contracts with any significant customer, could lead to a reduction in revenue and net income and could require Kodiak to record additional asset impairments. This could have a material adverse effect upon Kodiak’s business, results of operations and financial condition.
The majority of Kodiak’s operations are located in the Permian Basin and Eagle Ford Shale, making Kodiak vulnerable to risks associated with operating in limited geographic areas, which could have an impact on its revenues.
Kodiak’s operations are geographically concentrated in the Permian Basin and Eagle Ford Shale. As a result, Kodiak may be disproportionately exposed to the impact of regional supply and demand factors in the Permian Basin or Eagle Ford Shale caused by changed governmental regulations, curtailment of production or interruption of the processing or transportation of natural gas and oil produced from the wells in these geographic areas. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic natural gas and oil producing areas such as the Permian Basin and Eagle Ford Shale, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions. Due to the concentrated nature of Kodiak’s operations, Kodiak could experience any of these same conditions at the same time, resulting in a relatively greater impact on its revenues than these conditions might have on other companies that have more geographically diverse operations.
Kodiak may be unable to effectively integrate the businesses it may acquire, such as the pending Merger, which may impact its operations and limit its growth.
From time to time, Kodiak may choose to make additional business acquisitions, such as the pending Merger, pursue market opportunities, increase Kodiak’s existing capabilities and expand into new geographic areas of operations. Kodiak may not be successful in integrating any future acquisitions into Kodiak’s existing operations, which may result in unforeseen operational difficulties or diminished financial performance or require a disproportionate amount of Kodiak management’s attention. Even if Kodiak is successful in integrating future acquisitions into its existing operations, Kodiak may not derive the benefits, such as operational or administrative synergies, that Kodiak expected from such acquisitions, which may result in the commitment of Kodiak’s capital resources without the expected returns on such capital. Kodiak’s inability to integrate acquisitions successfully into its existing operations may adversely impact its operations and limit its growth.
Kodiak may be unable to access the capital and credit markets or borrow on affordable terms to obtain additional capital that Kodiak may require, which could have a material adverse effect on its business, results of operations and financial conditions.
Kodiak has financed its operating expenses and capital expenditures with a combination of cash provided by operating and financing activities. However, to the extent Kodiak is unable to finance its operating expenses, capital expenditures, scheduled interest and debt repayments and any future dividends with net cash provided by operating activities and borrowings under the ABL Credit Agreement or future financing arrangements, Kodiak may require additional capital. Periods of instability in the capital and credit markets (both generally and in the natural gas and oil industry in particular) could limit Kodiak’s ability to access these markets to raise debt or equity capital on affordable terms or to obtain additional financing. Among other things, Kodiak’s lenders may seek to increase interest rates, enact tighter lending standards, refuse to refinance existing debt at maturity at favorable terms or at all, and may reduce or cease to provide funding to Kodiak. If Kodiak is unable to access the capital and credit markets on favorable terms, or if Kodiak is not successful in raising capital within the time period required or at all, Kodiak may not be able to grow or maintain its business, which could have a material adverse effect on its business, results of operations and financial condition. Additionally, Kodiak may be unable to refinance borrowings under the ABL Credit Agreement.
Kodiak’s fleet may require additional operating or capital expenses to maintain over time, which could adversely impact its financial results.
Kodiak’s fleet may require additional operating expenses or capital expenditures to maintain over time, which could adversely impact its financial results. Such costs may include direct costs, such as labor, parts, materials and any other services that are unique in nature to each individual compression unit. The cost of additions or improvements to Kodiak’s fleet could adversely impact its financial results.
Impairment in the carrying value of long-lived assets could reduce Kodiak’s earnings.
Kodiak has a significant number of long-lived assets on its consolidated balance sheet. Under generally accepted accounting principles (“GAAP”), Kodiak is required to review its long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be recoverable or such assets will no longer be utilized in the operating fleet. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If business conditions or other factors cause the expected undiscounted cash flows to decline, Kodiak may be required to record non-cash impairment charges. Events and conditions that could result in impairment in the value of Kodiak’s long-lived assets include changes in the industry in which it operates, long-term extended reduction in demand for natural gas and oil, competition, advances in technology, adverse changes in the regulatory environment or other factors leading to a reduction in Kodiak’s expected long-term profitability.
A prolonged downturn in the economic environment could cause an impairment of goodwill or other intangible assets and reduce Kodiak’s earnings.
As of December 31, 2023, Kodiak had approximately $305.6 million of goodwill and identifiable intangible assets of approximately $122.9 million. Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets. GAAP requires Kodiak to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. Any event that causes a reduction in demand for Kodiak’s services could result in a reduction of its estimates of future cash flows and growth rates in its business. These events could cause Kodiak to record impairments of goodwill or other intangible assets.
Kodiak has in the past been, and may in the future be, subject to sales tax audits in jurisdictions where Kodiak operates. As a result, Kodiak may incur material unanticipated sales tax liabilities.
Taxing authorities in the jurisdictions in which Kodiak operates have in the past, and may in the future, audit Kodiak or otherwise challenge the amount of sales tax Kodiak has collected or paid. As a result, Kodiak may incur material unanticipated sales tax liabilities. Beginning in October 2019 through April 2023, Kodiak received notices of audits from the State of Texas Comptroller’s office for the periods covering December 2015 through December 2022 (the “Sales Tax Audit”). Based on the information currently available, Kodiak has accrued as of December 31, 2023, a contingent liability of $28.8 million for the periods set forth in the notices of audit. This accrual may not be sufficient to cover the expenses and liabilities related to a future audit for such period.
If Kodiak is unable to make all payments required by any taxing authority as a result of an audit, settlement or otherwise, Kodiak could face additional interest or penalties, or other punitive actions, up to and including seizure of its assets or forfeiture of its sales tax permit. Payments and penalties related to sales taxes could have a material adverse effect on Kodiak’s business, financial condition and results of operations.
Kodiak qualifies as a Heavy Equipment Dealer for ad valorem tax purposes under revised Texas statutes. If in the future Kodiak does not qualify as a Heavy Equipment Dealer or Kodiak’s compression units do not qualify as Heavy Equipment because of new or revised Texas statutes or different interpretations by Texas governmental authorities, Kodiak may incur additional taxes, which would adversely impact its results of operations and financial condition.
In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compression units for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012. If legislation is enacted in Texas that repeals or alters the Heavy Equipment statutes or a Texas governmental authority takes a different position such that Kodiak does not qualify as a Heavy Equipment Dealer or Kodiak’s compression units do not qualify as Heavy Equipment, then Kodiak would likely be required to pay additional ad valorem taxes with respect to prior and future periods, which would increase its quarterly cost of sales expense unless passed on to its customers, thereby impacting its future results of operations and financial condition. Kodiak may not be able to pass this cost along to its customers.
Kodiak’s ability to manage and grow its business effectively may be adversely affected if Kodiak loses key members of its management.
Kodiak depends on the continuing efforts of its executive officers, and the departure of any of Kodiak’s executive officers could have a significant negative effect on its business, operating results, financial condition and Kodiak’s ability to compete effectively in the marketplace.
Kodiak might be unable to employ or retain qualified technical personnel, which could hamper its present operations, limit its ability to grow or increase its costs.
Many of the compression units that Kodiak operates are mechanically complex and often must perform in harsh conditions. Kodiak believes that its success depends upon its ability to employ and retain a sufficient number of technical personnel who have the ability to utilize, enhance and maintain these compression units. Kodiak’s ability to maintain and expand its operations depends in part on its ability to utilize, replace, supplement and increase its skilled labor force. The demand for skilled workers is high, and supply is limited, especially in the Permian Basin. A significant increase in the wages paid by competing employers could result in a reduction of Kodiak’s skilled labor force or cause an increase in the wage rates that Kodiak must pay or both. If either of these events were to occur, Kodiak’s cost structure could increase, and its operations and growth potential could be impaired. Employee turnover may also lead to lost productivity and decrease employee engagement, which could adversely impact Kodiak’s business.

Additionally, Kodiak’s ability to hire, train and retain qualified personnel could become more challenging as Kodiak grows and to the extent energy industry market conditions are competitive. When general industry conditions are favorable, the competition for experienced operational and field technicians increases as other energy and manufacturing companies’ needs for the same personnel increases. Kodiak’s ability to grow or even to continue its current level of service to its current customers could be adversely impacted if Kodiak is unable to successfully hire, train and retain these important personnel. In addition, effective succession planning for Kodiak’s employees and expansion planning is important to Kodiak’s long-term success. Failure to achieve these plans could hinder Kodiak’s strategic planning and execution and have a material adverse impact on Kodiak’s business, financial condition or results of operations.
Any unionization efforts or labor regulation changes in certain jurisdictions in which Kodiak operates could divert management’s attention and could have a materially adverse effect on Kodiak’s operating results or limit Kodiak’s operational flexibility.
Kodiak considers its relationship with its employees to be satisfactory, and none of Kodiak’s employees are represented by a union in collective bargaining with Kodiak. However, efforts could be made by employees and third parties from time to time to unionize portions of Kodiak’s workforce. In addition, Kodiak may be subject to strikes or work stoppages and other labor disruptions in the future. Any unionization efforts, collective bargaining agreements or work stoppages could have a materially adverse effect on Kodiak’s operating results or limit its operational flexibility.
Kodiak depends on a limited number of suppliers, and, particularly as a result of supply chain and logistics disruptions resulting from geopolitical disruptions and the resulting inflationary environment, Kodiak is vulnerable to product shortages, long lead times and price increases, which could have a negative impact on Kodiak’s results of operations.
The substantial majority of the components for Kodiak’s natural gas compression equipment are supplied by a limited number of key vendors. Kodiak’s reliance on these suppliers involves several risks, including price increases and a potential inability to obtain an adequate supply of required components in a timely manner. Kodiak also relies primarily on a limited number of vendors to package and assemble its compression units. Kodiak does not have long-term contracts with these suppliers or packagers, and a partial or complete loss of any of these sources could have a negative impact on Kodiak’s results of operations and could damage its customer relationships. In addition, the preferences of Kodiak’s customers with respect to particular vendors may change, which could require Kodiak to find new vendors. Some of these suppliers manufacture the components Kodiak purchases in a single facility, and any damage to that facility could lead to significant delays in delivery of completed compression units to Kodiak.
If Kodiak is unable to purchase compression equipment or components for its compression equipment on a timely basis to meet the demands of its customers, its existing customers may terminate their contractual relationships with Kodiak, or Kodiak may not be able to compete for business from new or existing customers, which, in each case, could have a material adverse effect on Kodiak’s business, results of operations and financial condition. Further, supply chain bottlenecks could adversely affect Kodiak’s ability to obtain necessary materials, parts or other components used in Kodiak’s operations or increase the costs of such items. A significant increase in the price of such equipment, materials and services and the resulting supply chain and logistics disruptions, or otherwise, could have a negative impact on Kodiak’s business, results of operations, financial condition and cash flows.
Nonperformance by Kodiak’s suppliers or vendors could impact its revenues, increase its expenses and otherwise have a negative impact on Kodiak’s ability to conduct its business, operating results and cash flows.
Weak economic conditions or widespread financial distress could reduce the liquidity of Kodiak’s suppliers or vendors, making it more difficult for them to meet their commitments or obligations to Kodiak. Nonperformance by suppliers or vendors who have committed to provide Kodiak with critical products or services could raise its costs or interfere with Kodiak’s ability to successfully conduct its business.
Kodiak’s operations entail inherent risks that may result in interruption of Kodiak’s operations and/or substantial liability. Kodiak does not insure against all potential losses and could be seriously harmed by unexpected liabilities.
Kodiak’s operations are subject to inherent risks, such as equipment defects, malfunctions and failures, natural disasters and other incidents that can result in uncontrollable flows of gas or well fluids, fires and explosions. In addition, Kodiak’s operations employees spend a significant amount of time driving from location to location, often on busy or statistically dangerous roadways, especially in the Permian Basin, which could lead to an increased risk of vehicular accidents. These risks could cause the interruption of Kodiak’s operations and the operations of its customers, and Kodiak may endure significant loss of health and life of employees and third-persons, equipment damage, revenue losses and reputational harm, all of which could have an adverse effect on Kodiak’s business, prospects and financial condition. Moreover, such risks could expose Kodiak to substantial liability for personal injury, death, property damage, pollution and other environmental damages. Kodiak’s insurance may be inadequate to cover its liabilities or subject to cancellation notices. Further, insurance covering the risks Kodiak faces or in the amounts it desires may not be available in the future or, if available, the premiums may not be commercially justifiable. If Kodiak were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, resulted in cancellation of Kodiak’s policy, or if Kodiak were to incur liability at a time when it is not able to obtain liability insurance, its business, results of operations and financial condition could be adversely affected.
If Kodiak does not satisfy its mechanical availability guarantee, a customer has the ability to terminate its contracts.
Kodiak’s gas compression contracts provide a guarantee of specified “mechanical availability” of 98.0% to 98.5%. Kodiak defines “mechanical availability” as the percentage of time each month that Kodiak’s Compression Operations equipment is “mechanically available” to compress gas under design and operating conditions set forth in the contract. The calculation for mechanical availability includes any downtime that is incurred as a result of Kodiak’s operations, such as mechanical shutdowns, maintenance events and repairs or overhauls, but does not include any downtime caused by a mechanical failure or shutdown that occurs as a result of improper gas or objectionable liquids or solids in the gas or fuel stream, insufficient gas available for compression or fuel, any shutdown due to the applicable customer’s production or processing operations, or downtime not directly caused by Kodiak, including downtime due to “force majeure” events, such as acts of God, acts related to terrorism, strikes, lockouts and/or accidents. A failure to satisfy mechanical availability requirements under a contract for three consecutive months could result in termination of the applicable contract by the customer, which could have an adverse effect on Kodiak’s financial results.
Terrorist attacks, the threat of terrorist attacks or other sustained military campaigns may adversely impact Kodiak’s results of operations.
The long-term impact of terrorist attacks and the magnitude of the threat of future terrorist attacks on the energy industry in general and on Kodiak in particular are not known at this time. Uncertainty surrounding sustained military campaigns may affect Kodiak’s operations in unpredictable ways, including disruptions of natural gas and oil supplies and markets for natural gas, natural gas liquids and oil and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror or war. Changes in the insurance markets attributable to terrorist attacks may make insurance against such attacks more difficult for Kodiak to obtain, if it chooses to do so. Moreover, the insurance that may be available to Kodiak may be significantly more expensive than its existing insurance coverage. Instability in the financial markets resulting from terrorism or war could also negatively affect its ability to raise capital.
Risks Related to Regulatory Matters
Kodiak’s operations are subject to stringent environmental, health and safety regulations, and changes in these regulations could increase Kodiak’s costs or liabilities.
Kodiak’s operations at customer sites are subject to stringent and complex federal, state and local environmental, health and safety laws and regulations, including laws and regulations governing the discharge of materials into the environment, emissions controls and other environmental protection and occupational health and safety concerns. Environmental laws and regulations, such as CERCLA and comparable state laws, may impose strict, as well as joint and several, liability for environmental contamination, which could render Kodiak potentially liable for remediation costs, natural resource damages, the costs of certain health studies and other damages, regardless of whether Kodiak was responsible for the release or contamination, and even if Kodiak’s operations were lawful at the time of the release or if contamination was caused by third parties. In addition, third parties, including neighboring landowners, could file claims for personal injury, property damage and recovery of response costs. Remediation costs and other damages arising as a result of environmental laws and regulations, and costs associated with changes in existing environmental laws and regulations or the adoption of new environmental laws and regulations over time could adversely impact Kodiak’s or its customers’ financial condition or results of operations. Moreover, failure by Kodiak or its customers to comply with these environmental laws and regulations could result in the imposition of administrative, civil and criminal penalties and the issuance of injunctions delaying or prohibiting operations, which could in turn have an adverse impact on Kodiak’s customers and its business.
Kodiak conducts operations in a wide variety of customer locations across the continental U.S. Kodiak’s customers are required to hold certain U.S. federal, state or local environmental permits or other authorizations and may require new or amended facility permits or licenses from time to time with respect to storm water discharges, waste handling or air emissions relating to equipment operations, including compression units, which subject Kodiak’s customers to new or revised permitting conditions that may be onerous or with respect to which compliance may be costly. These permits and authorizations frequently contain numerous compliance requirements, including monitoring and reporting obligations and operational restrictions, such as emissions limits. Given the wide variety of locations in which Kodiak’s customers operate, and the number of environmental permits and other authorizations that are applicable to its customers’ operations, Kodiak’s customers may occasionally identify or be notified of violations of or noncompliance with certain requirements existing under various permits or may be required to obtain additional permits. Although Kodiak does not hold the permits, such noncompliance with required permits or the failure to obtain additional permits by Kodiak’s customers could subject its customers to future penalties, operating restrictions, or delays in obtaining new or amended permits which could in turn have a material adverse effect on Kodiak’s business, financial condition and results of operations.
Environmental, health and safety laws and regulations are constantly evolving and may become increasingly complex and more stringent over time. Future environmental health and safety laws and regulations (or changes to existing laws and regulations) may also negatively impact natural gas and oil exploration, as well as production, gathering and pipeline companies, including Kodiak’s customers, which in turn could have a material adverse effect on Kodiak’s business, financial condition and results of Kodiak’s operations.
New regulations, proposed regulations and proposed modifications to existing regulations under the CAA, if implemented, could result in increased compliance costs and changes in customers’ demand and desired suppliers.
New regulations or proposed modifications to existing regulations under the CAA may lead to adverse impacts on Kodiak’s business, financial condition and results of operations. For example, in 2015, the EPA finalized a rule strengthening the primary and secondary National Ambient Air Quality Standards (“NAAQS”) for ground level ozone, both of which are eight-hour concentration standards of 70 parts per billion. In August 2023, the EPA announced a new review of the ozone NAAQS after considering advice provided by the Clean Air Scientific Advisory Committee (“CASAC”). As part of its new review, the EPA is seeking information from the scientific community and the public to guide CASAC's development of the Integrated Science Assessment prior to the EPA's expected release of its Integrated Review Plan in the fall of 2024. After the EPA revises a NAAQS standard, the states are expected to establish revised attainment/non-attainment regions. State implementation of any revised NAAQS could result in stricter permitting requirements, delay or prohibit Kodiak’s customers’ ability to obtain such permits, and result in increased expenditures for pollution control equipment, which could negatively impact Kodiak’s customers’ operations, increase the cost of additions to property, plant and equipment, and negatively impact Kodiak’s business.
In addition, the EPA proposed rules in November 2021 and 2022 intended to reduce methane emissions from natural gas and oil sources. The proposed rules would make the existing regulations in Subpart OOOOa more stringent and create a Subpart OOOOb to expand reduction requirements for new, modified, and reconstructed natural gas and oil sources, including standards focusing on certain source types that have never been regulated under the CAA (including intermittent vent pneumatic controllers, oil well associated gas, and liquids unloading facilities). In addition, the proposed rule would establish “Emissions Guidelines,” creating a Subpart OOOOc that would require states to develop plans to reduce methane emissions from existing sources that must be at least as effective as presumptive standards set by the EPA. The EPA announced a final rule in December 2023, which, among other things, requires the phase out of routine flaring of natural gas from new oil wells and routine leak monitoring at all well sites and compressor stations. Notably, the EPA updated the applicability date for Subparts OOOOb and OOOOc to December 6, 2022, meaning that sources constructed prior to that date will be considered existing sources with later compliance dates under state plans. The final rule gives states, along with federal tribes that wish to regulate existing sources, two years to develop and submit their plans for reducing methane from existing sources. The final emissions guidelines under Subpart OOOOc provide three years from the plan submission deadline for existing sources to comply. Kodiak cannot predict how the EPA and states will implement the final rule; however, Subpart OOOO regulation of air emissions from the natural gas and oil sector could result in increased expenditures for pollution control equipment, which could impact Kodiak’s customers’ operations and negatively impact Kodiak’s business.
Additionally, in August 2022, President Biden signed into law the Inflation Reduction Act. Among other things, the Inflation Reduction Act includes a methane emissions reduction program that amends the CAA to include a Methane Emissions and Waste Reduction Incentive Program for petroleum and natural gas systems. This program requires the EPA to impose a “waste emissions charge” on certain natural gas and oil sources that are already required to report under the EPA’s Greenhouse Gas Reporting Program. In order to implement the program, the Inflation Reduction Act required revisions to GHG reporting regulations for petroleum and natural gas systems (Subpart W) by 2024. In July 2023, the EPA proposed to expand the scope of the Greenhouse Gas Reporting Program for petroleum and natural gas facilities, as required by the Inflation Reduction Act. Among other things, the proposed rule expands the emissions events that are subject to reporting requirements to include “other large release events” and applies reporting requirements to certain new sources and sectors. The rule is currently scheduled to be finalized in 2024 and would take effect on January 1, 2025 for reporting year 2025 (due March 2026) in certain circumstances, with the potential to also impact GHG reporting for reporting year 2024 (due March 2025) in certain circumstances. In January 2024, the EPA proposed a rule implementing the Inflation Reduction Act’s methane emissions charge. The proposed rule includes potential methodologies for calculating the amount by which a facility’s reported methane emissions are below or exceed the waste emissions thresholds and contemplates approaches for implementing certain exemptions created by the Inflation Reduction Act. The methane emissions charge imposed under the Methane Emissions and Waste Reduction Incentive Program for calendar year 2024 would be $900 per ton emitted over annual methane emissions thresholds, and would increase to $1,200 in 2025, and $1,500 in 2026. Implementation of such programs could increase Kodiak’s operating costs and accelerate the transition away from fossil fuels, which could in turn have an adverse impact on Kodiak’s customers and thus adversely impact Kodiak’s business.
A climate-related decrease in demand for natural gas and oil could negatively affect Kodiak’s business.
Supply and demand for natural gas and oil is dependent upon a variety of factors, many of which are beyond Kodiak’s control. These factors include, among others, the potential adoption of new government regulations, including those related to fuel conservation measures and climate change regulations, technological advances in fuel economy, an economy-wide transition to lower GHG energy sources and energy generation devices. For example, legislative, regulatory or executive actions intended to reduce emissions of GHGs could increase the cost of consuming natural gas and oil, thereby potentially causing a reduction in the demand for such products. A broader transition to alternative fuels or energy sources, whether resulting from potential new government regulation, carbon taxes or consumer preferences, could result in decreased demand for natural gas and oil. Any decrease in demand for these products could consequently reduce demand for Kodiak’s services and could have a negative effect on Kodiak’s business.
In January 2024, the Biden administration announced a moratorium on approvals of applications for LNG export authorizations by the United States Department of Energy (“DOE”) while the DOE conducts studies related to the cumulative impact of LNG exports on domestic natural gas prices, climate change, and other matters. The moratorium on these approvals is expected to continue for several months and it is uncertain as to timing or conclusions of these studies and the resulting effect on the DOE approval process related to applications for LNG export authorizations. As a result, it is difficult to predict whether changes to the DOE’s approval process will have a negative effect on the prospects for future LNG export projects and on demand for domestic natural gas production that would be supported by these new LNG projects.
Efforts by governments, international bodies, businesses and consumers to reduce GHGs and otherwise mitigate the effects of climate change are ongoing. The nature of these efforts and their effects on Kodiak’s business are inherently unpredictable and subject to change. However, any activism directed at shifting funding and/or demand away from companies with energy-related assets could result in a reduction of funding for the energy sector overall, which could have an adverse effect on Kodiak’s ability to obtain external financing, as well as negatively affect the cost of, and terms for, financing to fund capital expenditures or other aspects of Kodiak’s business.
Kodiak’s business is subject to climate-related transitional risks, including evolving climate change legislation, regulatory initiatives and stakeholder pressures, which could result in increased operating expenses and capital costs, financial risks and potential reduction in demand for Kodiak’s services.
Combating the effects of climate change continues to attract considerable attention in the United States and internationally, including from regulators, legislators, companies in a variety of industries, financial market participants and other stakeholders. Climate change legislation and regulatory initiatives may arise from a variety of sources, including international, national, regional and state levels of government and associated administrative bodies, seeking to monitor, restrict or regulate existing emissions of GHGs, such as carbon dioxide and methane, as well as to restrict or eliminate future emissions. Accordingly, Kodiak’s business and operations, and those of Kodiak’s customers, are subject to executive, regulatory, political and financial risks associated with natural gas and the emission of GHGs.
Congress has previously considered legislation to restrict or regulate emissions of GHGs. Energy legislation and other initiatives continue to be proposed that may be relevant to GHG emissions issues. A number of states, either individually or through multi-state regional initiatives, have begun to address GHG emissions, primarily through the planned development of emission inventories or regional GHG cap and trade programs. Although most of the state-level initiatives have to date been focused on large sources of GHG emissions, such as electric power plants, it is possible that smaller sources, such as Kodiak’s natural gas-powered compression units, could become subject to GHG-related regulation. Depending on the particular program, Kodiak could be required to control emissions or to purchase and surrender allowances for GHG emissions resulting from Kodiak’s operations. The $1 trillion legislative infrastructure package passed by Congress in November 2021 includes a number of climate-focused spending initiatives targeted at climate resilience, enhanced response and preparation for extreme weather events, and clean energy and transportation investments. The Inflation Reduction Act also provides significant funding and incentives for research and development of low-carbon energy production methods, carbon capture, and other programs directed at addressing climate change.
Independent of Congress, the EPA has promulgated regulations controlling GHG emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their GHG emissions. In May 2023, the EPA also proposed CAA emission limits for new gas-fired combustion turbines, existing coal, oil- and gas-fired steam generating units and certain existing gas fire combustion turbines, and a final rule is anticipated by April 2024. In addition, the EPA rules provide air permitting requirements for certain large sources of GHG emissions. The requirement for certain facilities and large sources of GHG emissions to obtain and comply with permits will affect some of Kodiak’s customers’ largest new or modified facilities going forward but is not expected to cause Kodiak to incur material costs. The EPA has also developed rules to regulate emissions of methane, considered a GHG, from existing, new, modified and reconstructed sources in the natural gas and oil sector.
In an executive order issued in January 2021, President Biden asked the heads of all executive departments and agencies to review and take action to address any federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with or present obstacles to the administration’s stated goals of protecting public health and the environment, and conserving national monuments and refuges. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases, which is called on to, among other things, capture the full costs of GHG emissions, including the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane,” which are “the monetized damages associated with incremental increases in greenhouse gas emissions,” including “changes in net agricultural productivity, human health, property damage from increased flood risk, and the value of ecosystem services.” The EPA published a final report in December 2023 with the social cost of carbon at $190 per metric ton of carbon dioxide emitted in 2020 at a 2% discount rate. That figure is intended to be used to guide federal decisions on the costs and benefits of various policies and approvals, although such efforts have been the subject of a series of judicial challenges. At this time, Kodiak cannot determine whether the administration’s efforts on social cost or other interagency climate efforts will lead to any particular actions that give rise to a material adverse effect on Kodiak’s business, financial condition, results of operations and cash flows.
At the international level, the U.S. joined the international community at COP21, which resulted in the Paris Agreement. While the Paris Agreement does not impose direct requirements on emitters, national plans to meet its pledge could result in new regulatory requirements. In April 2021, the current administration announced a new “nationally determined contribution” for U.S. GHG emissions that would achieve emissions reductions of at least 50% relative to 2005 levels by 2030. Those national commitments by themselves create no binding requirements on individual companies or facilities, but they do provide indications of the current administration’s policy direction and the types of legislative and regulatory requirements—such as the EPA’s proposed methane rules—that may be needed to achieve those commitments. In September 2021, the U.S. and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. Since its formal launch at COP26, over 150 countries have joined the pledge. Additionally, at COP28, member countries entered into an agreement that calls for actions towards achieving, at a global scale, a tripling of renewable energy capacity and doubling energy efficiency improvements by 2030. The goals of the agreement, among other things, are to accelerate efforts towards the phase-down of unabated coal power, phase out inefficient fossil fuel subsidies, and take other measures that drive the transition away from fossil fuels in energy systems. With the exception of the final EPA methane rules and related updates, which were announced by President Biden at COP28, Kodiak cannot predict whether these pledges made in connection with the Paris Agreement will result in any particular new regulatory requirements or initiatives or whether such requirements or initiatives will cause Kodiak to incur material costs. Additionally, the SEC issued a proposed rule in March 2022 that would mandate extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and GHG emissions, for certain public companies. Although the proposed rule’s ultimate date of effectiveness and the final form and substance of these requirements is not yet known and the ultimate scope and impact on our business is uncertain, compliance with the proposed rule, if finalized, may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on our personnel, systems and resources.
Although it is not currently possible to predict how these executive orders, national commitments or any proposed or future GHG or climate change legislation or regulation promulgated by Congress, the states or multi-state regions and their respective regulatory agencies will impact Kodiak’s business, any legislation or regulation of GHG emissions that may be imposed in areas in which Kodiak conducts business or on the assets Kodiak operates could result in increased compliance or operating costs, additional operating restrictions or reduced demand for Kodiak’s services, and could have a material adverse effect on Kodiak’s business, financial condition and results of operations.
Apart from governmental regulation, there are also increasing financial risks for companies in the energy sector as stockholders and bondholders currently invested in energy companies may elect in the future to shift some or all of their investments toward non-fossil fuel energy sources. In recent years, ESG goals and programs, which typically include policies, practices and extralegal targets related to environmental stewardship, social responsibility, and corporate governance, have become an increasing focus of investors and stakeholders across the industry, and companies without robust ESG programs may find access to capital and investors more challenging in the future. For example, certain investment banks and asset managers based both domestically and internationally have announced that they are adopting climate change guidelines for their banking and investing activities. Institutional lenders who provide financing to energy companies such as Kodiak have become more attentive to sustainable lending practices, and some may elect not to provide traditional energy producers or companies that support such producers with funding. ESG considerations may also affect others in the investment community, including investment advisers, sovereign wealth funds, public pension funds, insurance companies and other groups, and may result in their divestment of energy-related equities or otherwise limit their willingness to finance Kodiak’s or its customers’ operations. Limitation of investments in and financings for energy companies could result in the restriction, delay or cancellation of infrastructure projects and energy production activities. This potential for reduced access to the capital and financial markets, whether impacting Kodiak’s customers and/or Kodiak’s business, may further adversely affect the demand for and price of Kodiak’s securities.
Furthermore, some scientists have concluded that increasing concentrations of GHGs in the earth’s atmosphere are changing global climate patterns in a manner that results in significant weather-related effects, such as increased frequency and severity of storms, droughts, floods and other such events, in addition to more chronic changes such as shifting temperature, precipitation, and other meteorological patterns. Energy needs could increase or decrease as a result of extreme weather conditions depending on the duration and magnitude of any such climate changes. Increased energy use due to weather changes may require Kodiak to invest in additional equipment to serve increased demand. A decrease in energy use due to weather changes may negatively affect Kodiak’s financial condition through decreased revenues. To the extent the frequency of extreme weather events increases, this could impact Kodiak’s operations in various ways, including damage to Kodiak’s facilities interruptions in service or supply chain, increased insurance premiums or increases to Kodiak’s cost of providing service. Such impacts may be proportionately more severe given the geographical concentration of Kodiak’s operations. Demand for Kodiak’s operations also depends in part on the volume of products being produced, processed and/or transported by Kodiak’s customers, which may also be impacted by similar risks. If any of these results occur, it could have an adverse effect on Kodiak’s assets and operations and cause Kodiak to incur costs in preparing for and responding to them.
Litigation risks also are increasing as a number of parties have sought to bring suit against various natural gas and oil companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to climate change or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts. Should Kodiak be targeted by any such litigation, it may incur liability, which, to the extent that societal pressures or political or other factors are involved, could be imposed without regard to causation or contribution to the asserted damage, or to other mitigating factors. Moreover, any such litigation targeting Kodiak’s customers could negatively impact their operation and, in turn, decrease demand for Kodiak’s operations.
An unfavorable ruling in any such case could significantly impact Kodiak’s operations and could have an adverse impact on its financial condition.
In sum, any legislation, regulatory programs or social pressures related to climate change could increase Kodiak’s costs and require substantial capital, compliance, operating and maintenance costs, reduce demand for Kodiak’s services and reduce Kodiak’s access to financial markets. Current, as well as potential future, laws and regulations that limit emissions of GHGs or that otherwise promote the use of renewable energy over fossil fuel energy sources could increase the cost of Kodiak’s services and, thereby, further reduce demand and adversely affect Kodiak’s sales volumes, revenues and margins.
Regulatory initiatives relating to the protection of endangered or threatened species in the United States could have an adverse impact on Kodiak’s and its customers’ ability to expand operations.
In the United States, the ESA restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the MBTA and bald and golden eagles under the BGEPA. To the extent species that are listed under the ESA or similar state or international laws, are protected under the MBTA or the BGEPA, or live in the areas where Kodiak or its customers operate, both Kodiak’s and Kodiak’s customers’ abilities to conduct or expand operations and construct facilities could be limited, or Kodiak or Kodiak’s customers could be forced to incur material additional costs.
The designation of previously unidentified endangered or threatened species or new critical or suitable habitat designations could indirectly cause Kodiak to incur additional costs, cause Kodiak’s or its customers’ operations to become subject to operating restrictions or bans, and limit future development activity by Kodiak or its customers in affected areas. In June and July 2022, the U.S. Fish and Wildlife Service issued final rules rescinding Trump-era regulations concerning the definition of “habitat” and critical habitat exclusions. In June 2023, the U.S. Fish and Wildlife Service issued three proposed rules governing critical habitat designation and expanding protection options for species listed as threatened pursuant to the ESA. The comment periods for these rules ended in August 2023, and final rules are expected by April 2024. As a result of these rules, the potential designation of previously unprotected species as threatened or endangered or new critical or suitable habitat designations in areas where Kodiak or its customers might conduct operations could result in limitations or prohibitions on Kodiak’s operations and could adversely impact Kodiak’s business. There is also increasing interest in nature-related matters beyond protected species, such as general biodiversity, which may similarly require Kodiak or its customers to incur costs or take other measures which may adversely impact Kodiak’s business or operations.

Increased regulation of hydraulic fracturing could result in reductions of, or delays in, natural gas and oil production by Kodiak’s customers, which could adversely impact Kodiak’s revenue.
A significant portion of Kodiak’s customers’ natural gas and oil production is developed from unconventional sources that require hydraulic fracturing as part of the completion process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the rock formation to stimulate gas production. The U.S. Congress has from time to time considered legislation to amend the SDWA to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing and disclosure of the chemical constituents of the fluids used in the fracturing process. Scrutiny of hydraulic fracturing activities continues in other ways, with the EPA having commenced a multi-year study of the potential environmental impacts of hydraulic fracturing. In December 2016, the EPA issued a report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under some circumstances,” noting that the following hydraulic fracturing water cycle activities and local- or regional-scale factors are more likely than others to result in more frequent or more severe impacts: water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. To date, the EPA has taken no further action in response to the December 2016 report. Under the CWA, the EPA also prohibits the discharge of wastewater from hydraulic fracturing and certain other natural gas operations to publicly owned wastewater treatment plants.
State and federal regulatory agencies have also recently focused on a possible connection between the operation of injection wells used for natural gas and oil waste disposal and seismic activity. Similar concerns have been raised that hydraulic fracturing may also contribute to seismic activity. When caused by human activity, such events are called induced seismicity. Developing research suggests that the link between seismic activity and wastewater disposal may vary by region, and that only a very small fraction of the tens of thousands of injection wells have been suspected to be, or have been, the likely cause of induced seismicity. In March 2016, the United States Geological Survey identified six states with the most significant hazards from induced seismicity, including Oklahoma, Kansas, Texas, Colorado, New Mexico and Arkansas, some of which are states where Kodiak operates. In light of these concerns, some state regulatory agencies have modified their regulations or issued orders to address induced seismicity. Increased regulation and attention given to induced seismicity could lead to greater opposition to, and litigation concerning, natural gas and oil activities utilizing hydraulic fracturing or injection wells for waste disposal, which could indirectly impact Kodiak’s business, financial condition and results of operations. In addition, these concerns may give rise to private tort suits against Kodiak’s customers from individuals who claim they are adversely impacted by seismic activity they allege was induced. Such claims or actions could result in liability to Kodiak’s customers for property damage, exposure to waste and other hazardous materials, nuisance or personal injuries, and require Kodiak’s customers to expend additional resources or incur substantial costs or losses. This could in turn adversely affect the demand for Kodiak’s services.
Kodiak cannot predict the future of any such legislation or tort liability. If additional levels of regulation, restrictions and permits were required through the adoption of new laws and regulations at the federal or state level or the development of new interpretations of those requirements by the agencies that issue the required permits, that could lead to operational delays, increased operating costs and process prohibitions that could reduce demand for Kodiak’s Compression Operations, which would materially adversely affect its revenue and results of operations.
Increasing scrutiny and changing stakeholder expectations in respect of ESG and sustainability practices may impose additional costs or risks.
Companies across all industries are facing increasing scrutiny from stakeholders related to their ESG and sustainability practices. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to ESG matters, including increasing attention and demands for action related to climate change, promoting the use of substitutes to fossil fuel products and encouraging the divestment of companies in the fossil fuel industry. Investor advocacy groups, proxy advisory firms, certain institutional investors and lenders, investment funds and other influential investors and rating agencies also are increasingly focused on ESG and sustainability practices and matters and on the implications and social cost of their investments and loans. Kodiak has established a long-term strategy intended to meet ESG-related objectives, which currently includes certain sustainability targets. However, Kodiak cannot guarantee that this long-term strategy will meet its ESG-related objectives. Such initiatives are voluntary, not binding on Kodiak’s business or management and subject to change. Kodiak may determine in its discretion that it is not feasible or practical to implement or complete certain of its ESG-related initiatives, or to meet previously set goals and targets based on cost, timing or other considerations. If Kodiak does not adapt to or comply with investor or other stakeholder expectations and standards on ESG matters (or meet ESG-related goals and targets that Kodiak has set), as they continue to evolve, if Kodiak is perceived to have not responded appropriately or quickly enough to growing concern for ESG and sustainability issues, regardless of whether there is a regulatory or legal requirement to do so, or if estimates, assumptions, and/or third-party information Kodiak currently believes to be reasonable are subsequently considered erroneous or misinterpreted, Kodiak may suffer from reputational damage and its business, financial condition and/or stock price could be materially and adversely affected.
Further, Kodiak’s operations, projects and growth opportunities require it to have strong relationships with various key stakeholders, including its stockholders, employees, suppliers, customers, local communities and others. Kodiak may face pressures from stakeholders, many of whom are increasingly focused on climate change, to prioritize sustainable energy practices, reduce Kodiak’s carbon footprint and promote sustainability while at the same time remaining a successfully operating public company. If Kodiak does not deftly manage expectations across these varied stakeholder interests, such failure could erode Kodiak’s stakeholder trust and thereby affect Kodiak’s brand and reputation. Such erosion of confidence could negatively impact Kodiak’s business through decreased demand and growth opportunities, delays in projects, increased legal action and regulatory oversight, adverse press coverage and other adverse public statements, difficulty hiring and retaining top talent, difficulty obtaining necessary approvals and permits from governments and regulatory agencies on a timely basis and on acceptable terms, and difficulty securing investors and access to capital. The occurrence of any of the foregoing could have a material adverse effect on Kodiak’s business and financial condition. In addition, Kodiak expects there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters, which will likely lead to increased compliance costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Such ESG matters may also impact Kodiak’s suppliers or customers, which could augment existing or cause additional impacts to Kodiak’s business or operations.
Kodiak may be involved in legal proceedings that could result in substantial liabilities.
Kodiak is, from time to time, involved in various legal and other proceedings in the ordinary course of its business. Such legal proceedings are inherently uncertain and their results cannot be predicted. Regardless of the outcome, such proceedings could have an adverse impact on Kodiak because of legal costs, diversion of management and other personnel and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties or sanctions, as well as judgments, consent decrees or orders requiring a change in Kodiak’s business practices, which could materially and adversely affect Kodiak’s business, operating results and financial condition. Accruals for such liability, penalties or sanctions may be insufficient. Judgments and estimates to determine accruals or a range of losses related to legal and other proceedings could change from one period to the next, and such changes could be material.
Risks Related to Intellectual Property, Information Technology and Cybersecurity
Kodiak may be sued by third parties for infringement, misappropriation, dilution or other violation of their intellectual property or proprietary rights, any of which could adversely affect Kodiak's business and results of operations.
Third parties may in the future assert that Kodiak has infringed, misappropriated or otherwise violated their intellectual property rights (“IPR”). Such claims, administrative proceedings and litigation may involve patent holding companies or other adverse IPR holders who have no relevant product revenue, and therefore Kodiak’s own IPR may provide little or no deterrence to these rights holders in bringing IPR claims against Kodiak. There may be IPR owned by third parties, including issued or pending patents and trademarks, that cover significant aspects of Kodiak’s technologies, content, branding or business methods, and Kodiak cannot assure that it is not infringing, misappropriating or otherwise violating, and have not infringed, misappropriated or otherwise violated, any third-party IPR or that Kodiak will not be held to have done so or be accused of doing so in the future. Kodiak expects that it may receive in the future notices that claim it allegedly has infringed, misappropriated or otherwise violated third parties’ IPR. Kodiak cannot assure you that it will be able to detect potential or actual misappropriation or infringement of its IPR or trade secrets. Even if Kodiak detects misappropriation or infringement by a third party, it cannot assure you that it will be able to enforce its rights at a reasonable cost, or at all.
Any claim that Kodiak has infringed, misappropriated or otherwise violated IPR of third parties, with or without merit, and whether or not it results in litigation, is settled out of court or is determined in Kodiak’s favor, could be time-consuming and costly to address and resolve, and could divert the time and attention of management and technical personnel from Kodiak’s business. Furthermore, an adverse outcome of a dispute may result in an injunction and could require Kodiak to pay substantial monetary damages, including treble damages and attorneys’ fees, if Kodiak is found to have willfully infringed a third party’s IPR. Any settlement or adverse judgment resulting from such a claim could require Kodiak to enter into a licensing agreement to continue using the technology, content or other IPR that is the subject of the claim; restrict or prohibit Kodiak’s use of such technology, or other IPR; require Kodiak to expend significant resources to redesign Kodiak’s technology or solutions; and require Kodiak to indemnify third parties if they become subject to third party claims relating to IPR that Kodiak licenses or otherwise provides to them, which could be costly. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to Kodiak, or at all, and may require significant royalty payments and other expenditures. Kodiak may also be required to develop alternative non-infringing technology, which could require significant time and expense. There also can be no assurance that Kodiak would be able to develop or license suitable alternative technology or other IPR to permit Kodiak to continue offering the affected technology. If Kodiak cannot develop or license technology for any allegedly infringing aspect of its business, Kodiak would be forced to limit its service and may be unable to compete effectively. In addition, Kodiak’s rights to IPR and trade secrets may not prevent independent third-party development and commercialization of competing products or services. Any of these events could materially harm Kodiak’s business, financial condition and results of operations.
Kodiak may find it necessary or appropriate to initiate claims or litigation to enforce its IPR or determine the validity and scope of IPR claimed by others. In any lawsuit Kodiak brings to enforce its IPR, a court may refuse to stop the other party from using the technology at issue on grounds that Kodiak’s IPR do not cover the use or technology in question. Further, in such proceedings, the defendant could counterclaim that Kodiak’s IPR is invalid or unenforceable and the court may agree, in which case Kodiak could lose valuable IPR. Litigation is inherently uncertain and any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect Kodiak’s business and results of operations. If Kodiak fails to obtain, maintain, protect and enforce its intellectual property, its business and results of operations may be harmed.
Kodiak’s reliance on third-party components for use in its IT systems could result in delays in service or disrupt its business.
Components of Kodiak’s IT systems include various types of software and services licensed or provided from unaffiliated third parties, most of which Kodiak obtains on Software as a Service basis, without any ongoing support or maintenance obligations. Kodiak’s business would be disrupted if any of the software or services Kodiak obtains from others or functional equivalents thereof were either no longer available to Kodiak or no longer offered on commercially reasonable terms, or if they fail and Kodiak cannot obtain maintenance and support on reasonable terms. In either case, Kodiak could be required to either redesign its IT systems to function with software or services available from other parties or develop these components itself, which could result in increased costs and could result in delays in services. Furthermore, Kodiak might be forced to limit the features available in its IT system due to changes by its third-party software and service providers, or due to price increases by such vendors. In addition, if Kodiak fails to maintain or renegotiate any of these software or service agreements, Kodiak could face significant delays and diversion of resources in attempting to obtain and integrate functional equivalents.
Kodiak is subject to significant legal and reputational risks and expenses relating to the privacy, use and security of employee and customer information, which could negatively affect Kodiak's business, financial condition and results of operations.
Kodiak receives, maintains, and stores the non-public personal information (“PII”) of its employees, vendors, suppliers and customers. The sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by Kodiak. Moreover, there are federal and state laws and regulations regarding privacy and the storing, sharing, use, disclosure, and protection of PII and user data. Specifically, PII is increasingly subject to legislation and regulations in numerous jurisdictions, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. California enacted a privacy law (the “California Consumer Privacy Act” or “CCPA”) which limits how covered entities may collect and use PII, and which came into effect on January 1, 2020. In addition, California enacted, effective January 1, 2023, a privacy law, the California Privacy Rights Act (the “CPRA”), which significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain PII and creating a new state agency to oversee implementation and enforcement efforts. There are more states considering similar privacy laws. Kodiak could be adversely affected if the CCPA, CPRA and other states’ legislation or regulations require changes in Kodiak’s business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect Kodiak’s business, financial condition and results of operations.
Kodiak has experienced cybersecurity incidents or IT system disruptions in the past, and cybersecurity breaches or IT system disruptions may adversely affect Kodiak’s business in the future.
Kodiak relies on its IT systems to operate and record a significant portion of its business. This may include confidential information or PII belonging to Kodiak, Kodiak’s employees, customers, suppliers, or others. Similar to other companies, Kodiak’s systems and networks, and those of third parties with whom Kodiak does business, may be subject to cybersecurity breaches caused by, among other things, illegal hacking, insider threats, computer viruses, phishing, malware, ransomware, or acts of vandalism or terrorism, or those perpetrated by criminals or nation-state actors. Furthermore, Kodiak may also experience increased cybersecurity risk as some of its personnel work remotely. Kodiak has experienced cyber incidents in the past, although none have been material or had a material adverse effect on Kodiak’s business or financial condition. Kodiak may experience cybersecurity incidents and security breaches in the future. In addition to Kodiak’s own systems and networks, Kodiak uses third-party service providers to process certain data or information on Kodiak’s behalf. Due to applicable laws and regulations, Kodiak may be held responsible for cybersecurity incidents attributed to Kodiak’s service providers to the extent it relates to information Kodiak shares with them. Although Kodiak seeks service providers that implement and maintain reasonable security measures, Kodiak cannot control third parties and cannot guarantee that a security breach will not occur in their systems or networks.
Despite Kodiak’s efforts to continually refine its procedures, educate its employees, and implement tools and security measures to protect against such cybersecurity risks, there can be no assurance that these measures will prevent unauthorized access or detect every type of attempt or attack. Kodiak’s potential future upgrades, refinements, tools and measures may not be completely effective or result in the anticipated improvements, if at all, and may cause disruptions in Kodiak’s IT systems. In addition, despite Kodiak’s best efforts, a cyberattack or security breach could go undetected for an extended period of time, and the ensuing investigation of the incident would take time to complete. During that period, Kodiak would not necessarily know the impact to its IT systems, or the costs and actions required to fully remediate, and Kodiak’s initial remediation efforts may not be successful. Additionally, a cyberattack or security breach could be repeated before they are fully contained and remediated. A breach or failure of Kodiak’s systems or networks, critical third-party systems on which Kodiak relies, or those of Kodiak’s customers, vendors or suppliers, could result in an interruption in Kodiak’s operations, unplanned capital expenditures, unauthorized publication of Kodiak’s confidential business or proprietary information, unauthorized release of customer, employee or third party data, theft or misappropriation of funds, violation of privacy or other laws, and exposure to litigation or indemnity claims including resulting from customer-imposed cybersecurity controls or other related contractual obligations. There could also be increased costs to detect, prevent, respond or recover from cybersecurity incidents. Any such breach, or Kodiak’s delay or failure to make adequate or timely disclosures to the public, regulatory or law enforcement agencies or affected individuals following such an event, could have a material adverse effect on Kodiak’s business, reputation, financial position, results of operations and cash flows and cause reputational damage.
Kodiak’s ability to manage its business and monitor its results is highly dependent upon information and communication systems, and a failure of these systems or its enterprise resource planning (“ERP”) system could disrupt its business.
Kodiak is dependent upon a variety of information and communication systems to operate its business, including its ERP system. Any disruptions, delays or deficiencies in these systems, or in the design or implementation of any new ERP system, could adversely affect Kodiak’s ability to effectively operate and manage information. Further, Kodiak depends on its ability to gather and promptly transmit accurate information to key decision makers, and Kodiak’s business, results of operations and financial condition may be adversely affected if Kodiak’s information systems fail, even for a short period of time. Failure to properly or adequately address these issues could impact Kodiak’s ability to perform necessary business operations, which could adversely affect Kodiak’s reputation, competitive position, business, results of operations and financial condition.
Kodiak may not realize the intended benefits of its process and technology transformation projects, which could have an adverse effect on its business.
Kodiak continues to evaluate process and technology transformation projects, which will, among other things, consolidate several systems onto a single ERP system. It is possible that Kodiak may not realize the anticipated benefits from these projects. Any such difficulties could have an adverse effect on Kodiak’s business, results of operations and financial condition. In light of the pending Merger, Kodiak has postponed the near-term implementation of any process and technology transformation projects that would require a material amount of human capital and other resources to complete until a broader technology implementation plan is developed that is capable of supporting the combined companies.
Risks Related to Kodiak’s Relationship with EQT
EQT controls a significant percentage of Kodiak’s voting power, and it is subject to contractual restrictions that may affect Kodiak Holdings’ exercise of its rights to approve corporate actions under the Kodiak Stockholders’ Agreement.
As of December 31, 2023, Kodiak Holdings owns approximately 76.2% of the outstanding Kodiak Common Stock. Frontier Intermediate GP, Inc. is the general partner of Kodiak Holdings. Investment vehicles affiliated with EQT own 100% of the membership interests in Frontier Intermediate GP, Inc., and EQT indirectly has exclusive responsibility for the management and control of such investment vehicles. As such, EQT indirectly has the power to control the business and affairs of Kodiak Holdings. In addition, certain of Kodiak’s directors are currently employed by EQT. Consequently, EQT is able to influence matters that require approval by Kodiak’s stockholders, including the election and removal of directors, changes to Kodiak’s organizational documents, and approval of acquisition offers and other significant corporate transactions. This concentration of ownership will limit your ability to influence corporate matters, and as a result, actions may be taken that do you not view as beneficial. This concentration of stock ownership may also adversely affect the trading price of Kodiak Common Stock to the extent investors perceive a disadvantage in owning stock of a company with a controlling stockholder.
In connection with its IPO, Kodiak entered into the Kodiak Stockholders’ Agreement with Kodiak Holdings, which granted Kodiak Holdings rights to approve certain of Kodiak’s corporate actions, including, among other things, amendments to Kodiak’s organizational documents, equity issuances, occurrence of certain indebtedness, changing the size of the Kodiak board of directors, dispositions of assets, modifying Kodiak’s dividend policy, consummating a change of control transaction or entering into voluntary liquidation or the commencement of bankruptcy proceedings. In connection with the closing of Kodiak’s IPO, Kodiak Holdings pledged the shares it owns in Kodiak as collateral under the Kodiak Holdings Term Loan and granted the lenders thereunder certain consent rights over Kodiak Holdings’ exercise of its rights under the Kodiak Stockholders’ Agreement. The lenders under the Kodiak Holdings Term Loan have different interests than Kodiak’s stockholders and may exercise these consent rights in ways that are adverse to the interests of Kodiak’s stockholders.
EQT may have interests that conflict with the interests of Kodiak’s other stockholders. Certain of Kodiak’s directors may also have conflicts of interest because they are also employees of EQT, investment advisors to EQT managed funds, or directors or officers of EQT. The resolution of these conflicts of interest may not be in Kodiak’s or your best interests.
EQT may have interests that conflict with the interests of Kodiak’s other stockholders. In connection with the closing of Kodiak’s IPO, EQT pledged its shares in Kodiak as collateral under the Kodiak Holdings Term Loan. The lenders under the Kodiak Holdings Term Loan are funds or accounts managed by (i) the Infrastructure Debt strategy of Ares Management Corporation and (ii) Caisse de dépôt et placement du Québec. Pursuant to the Kodiak Holdings Term Loan, EQT is limited from taking or causing its subsidiaries from approving or taking certain actions without the consent of the lenders, including amending organizational documents, authorizing equity issuances in excess of certain thresholds, incurring indebtedness for borrowed money (other than indebtedness under the ABL Facility provided under and governed by the ABL Credit Agreement, certain working capital and ordinary course financings, and indebtedness otherwise permitted by the ABL Facility (other than certain unsecured debt)), materially modifying Kodiak’s dividend policy, entering into certain affiliate transactions or entering into a voluntary liquidation or the commencement of bankruptcy proceedings. These restrictions are consistent with the consent rights held by Kodiak Holdings under the Kodiak Stockholders’ Agreement.
In addition, certain of Kodiak’s directors may also have conflicts of interest because they are also employees of EQT, investment advisors to EQT managed funds, or directors or officers of EQT. These positions may conflict with such individuals’ duties as one of Kodiak’s directors or officers regarding business dealings and other matters between EQT and Kodiak. The resolution of these conflicts may not always be in Kodiak’s or your best interest.
EQT is not limited in its ability to compete with Kodiak, and the corporate opportunity provisions in the Kodiak Charter could enable EQT to benefit from corporate opportunities that may otherwise be available to Kodiak.
EQT may invest in other companies in the future that may compete with Kodiak. Conflicts of interest could arise in the future between Kodiak, on the one hand, and EQT, on the other hand, concerning among other things, potential competitive business activities or business opportunities.
Kodiak’s amended and restated certificate of incorporation (the “Kodiak Charter”) provides that, to the fullest extent permitted by applicable law, Kodiak renounce any interest or expectancy in any business opportunity that involves any aspect of the energy equipment or services business or industry and that may be from time to time presented to EQT or any of Kodiak’s directors or officers who is also an employee, partner, member, manager, officer or director of EQT or any affiliate of EQT, even if the opportunity is one that Kodiak might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so. The Kodiak Charter provides that no such person or party shall be liable to Kodiak by reason of the fact that such person pursues any such business opportunity or fails to offer any such business opportunity to Kodiak. As a result, any of Kodiak’s directors or officers who is also an employee, partner, member, manager, officer or director of EQT or any affiliate of EQT may become aware, from time to time, of certain business opportunities, such as acquisition opportunities, and may direct such opportunities to other businesses in which they have invested, in which case Kodiak may not become aware of or otherwise have the ability to pursue such opportunity. Further, such businesses may choose to compete with Kodiak for these opportunities. As a result, by renouncing Kodiak’s interest and expectancy in any business opportunity that may be from time to time presented to any member of EQT or an affiliate of EQT or any of Kodiak’s directors or officers who is also an employee, partner, member, manager, officer or director of EQT or any affiliate of EQT, Kodiak’s business or prospects could be adversely affected if attractive business opportunities are procured by such parties for their own benefit rather than for ours. The Kodiak Charter provides that, at any time EQT beneficially owns less than 35% of the shares outstanding of Kodiak Common Stock, any amendment to or adoption of any provision inconsistent with the Kodiak Charter’s provisions governing the renouncement of business opportunities must be approved by the holders of at least 66.66% of the voting power of the outstanding stock of the corporation entitled to vote thereon. Any actual or perceived conflicts of interest with respect to the foregoing could have an adverse impact on the trading price of Kodiak Common Stock.
A significant reduction by Kodiak Holdings of its ownership interests in Kodiak could adversely affect Kodiak.
Kodiak believes that Kodiak Holdings’ substantial ownership interest in Kodiak provides Kodiak Holdings and its affiliates with an economic incentive to assist Kodiak to be successful. Kodiak Holdings is not subject to any obligation to maintain its ownership interest in Kodiak and may elect at any time thereafter to sell all or a substantial portion of or otherwise reduce its ownership interest in Kodiak. If Kodiak Holdings sells all or a substantial portion of its ownership interest in Kodiak, it may have less incentive to assist in Kodiak’s success and its affiliates serving as members of Kodiak’s Board may resign.
Furthermore, the shares that Kodiak Holdings owns are subject to a pledge as collateral under the Kodiak Holdings Term Loan. In the event that Kodiak Holdings is subject to a continuing event of default under the Kodiak Holdings Term Loan, after the expiration of any applicable grace period and subject to the exercise of applicable cure rights, the lenders may foreclose on such shares and acquire a controlling interest in Kodiak. In such case, the lenders would assume Kodiak Holdings’ rights under the Kodiak Stockholders’ Agreement and would thereafter have consent rights over many aspects of Kodiak’s business, including any modifications to Kodiak’s dividend policy and the ability to nominate directors. The lenders under the Kodiak Holdings Term Loan may have different interests than Kodiak Holdings and may have interests that are different from, or conflict with, those of Kodiak’s other stockholders.
Such actions could adversely affect Kodiak’s ability to successfully implement its business strategies which could adversely affect its cash flows or results of operations.
Risks Related to Kodiak’s Indebtedness
Kodiak’s substantial indebtedness could adversely affect its financial condition and impair Kodiak’s ability to operate its business.
Kodiak has a significant amount of indebtedness. As of December 31, 2023, Kodiak’s total long-term debt was approximately $1.8 billion in aggregate principal amount. On February 2, 2024, Kodiak issued senior notes due 2029 with aggregate principal amount of $750 million.
Subject to the limits contained in the ABL Credit Agreement, Kodiak may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, dividends or for other purposes. If Kodiak does so, the risks related to its substantial indebtedness could intensify. Specifically, Kodiak’s substantial indebtedness could have important consequences, including the following:
•making it more difficult for Kodiak to satisfy its obligations with respect to its debt;
•limiting Kodiak’s ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general company requirements on favorable terms or at all;
•requiring a substantial portion of Kodiak’s cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions, future business opportunities and other general purposes;
•increasing Kodiak’s vulnerability to general adverse economic and industry conditions;
•exposing Kodiak to the risk of increased interest rates as certain of its borrowings, including borrowings under the ABL Credit Agreement, are at variable rates of interest;
•limiting Kodiak’s flexibility in planning for and reacting to changes in the industry in which it competes;
•consequences relating to adverse borrowing base redeterminations;
•placing Kodiak at a disadvantage compared to other, less leveraged competitors; and
•increasing Kodiak’s cost of borrowing.
In addition, Kodiak’s ability to refinance Kodiak’s indebtedness prior to maturity is dependent on the condition of the capital and credit markets and Kodiak’s financial condition. Kodiak can provide no assurance that it will be able to refinance its indebtedness or that any indebtedness incurred to refinance Kodiak’s indebtedness will be on comparable terms. See the section titled “Risk Factors—Risk Factors Related to Our Business and Our Industry—Kodiak may be unable to access the capital and credit markets or borrow on affordable terms to obtain additional capital that Kodiak may require” of this Annual Report for more information.

The terms of the ABL Credit Agreement and the Indenture restrict Kodiak’s current and future operations, particularly Kodiak's ability to respond to changes or to take certain actions.
The ABL Credit Agreement and the Indenture contain restrictive covenants (which contain a number of exceptions and qualifications that may be material) that impose significant operating and financial restrictions on Kodiak and may limit Kodiak’s ability to engage in acts that may be in Kodiak’s long-term best interest, including restrictions on Kodiak’s ability to:
•incur additional indebtedness and guarantee indebtedness;
•pay dividends or make other distributions or repurchase or redeem equity interests;
•prepay, redeem or repurchase certain debt;
•issue certain preferred units or similar equity securities;
•make loans and investments;
•sell, transfer or otherwise dispose of assets;
•incur liens;
•enter into transactions with affiliates;
•enter into agreements restricting Kodiak’s restricted subsidiaries’ ability to pay dividends;
•enter into certain swap agreements;
•amend certain organizational documents;
•create subsidiaries;
•enter into sale and leaseback transactions;
•consolidate, merge or sell all or substantially all of Kodiak’s assets; and
•engage in certain other transactions without the prior consent of the lenders.
In addition, the ABL Credit Agreement contains certain operating and financial covenants and requires Kodiak to maintain specified financial ratios and satisfy other financial condition tests. Kodiak’s ability to comply with those covenants and meet those financial ratios and tests can be affected by events beyond Kodiak's control, and Kodiak may be unable to meet them.
A breach of the covenants or restrictions under the ABL Credit Agreement or the Indenture could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the ABL Credit Agreement would permit the lenders under the ABL Facility to terminate all commitments to extend further credit under that facility. Furthermore, if Kodiak were unable to repay the amounts due and payable under the ABL Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event Kodiak’s lenders or note holders accelerate the repayment of Kodiak's borrowings, Kodiak and its subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, Kodiak may be:
•limited in how Kodiak conducts its business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•unable to compete effectively or to take advantage of new business opportunities.
These restrictions may affect Kodiak’s ability to grow in accordance with Kodiak’s strategy. In addition, Kodiak’s financial results, Kodiak’s substantial indebtedness and Kodiak’s credit ratings could adversely affect the availability and terms of Kodiak’s financing.
Kodiak’s variable rate indebtedness subjects it to interest rate risk, which could cause its debt service obligations to increase significantly.
Borrowings under the ABL Credit Agreement are at variable rates of interest and expose Kodiak to interest rate risk. If interest rates were to increase, Kodiak’s debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and Kodiak’s net income and cash flows, including cash available for servicing Kodiak’s indebtedness, will correspondingly decrease. Kodiak has in the past entered into, and in the future may enter into, interest rate swaps that involve the exchange of floating for fixed rate interest payments to reduce interest rate volatility. However, Kodiak may not maintain interest rate swaps with respect to all of Kodiak’s variable rate indebtedness, and any swaps it enters into may not fully mitigate Kodiak’s interest rate risk.

Kodiak may not be able to generate sufficient cash to service all of its indebtedness and may be forced to take other actions to satisfy its obligations under its indebtedness, which may not be successful. Kodiak’s ability to generate cash depends on many factors beyond Kodiak’s control.
Kodiak’s ability to make scheduled payments on or refinance its debt obligations depends on its financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond its control. Kodiak may be unable to maintain a level of cash flows from operating activities sufficient to permit it to pay the principal, premium, if any, and interest on its indebtedness.
If Kodiak’s cash flows and capital resources are insufficient to fund its debt service obligations, it could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance its indebtedness. Kodiak may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow Kodiak to meet its scheduled debt service obligations. The ABL Credit Agreement and the Indenture (as defined below) restricts Kodiak’s ability to dispose of assets and use the proceeds from those dispositions and may also restrict Kodiak’s ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. Kodiak may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
In addition, Kodiak may in the future conduct its operations through subsidiaries, certain of which may not be guarantors of Kodiak’s indebtedness. Accordingly, repayment of Kodiak’s indebtedness may be dependent on the generation of cash flow by its subsidiaries and their ability to make such cash available to Kodiak, by dividend, debt repayment or otherwise. Unless they are guarantors of its indebtedness, Kodiak’s subsidiaries do not have any obligation to pay amounts due on Kodiak’s indebtedness or to make funds available for that purpose. Kodiak’s subsidiaries may not be able to, or may not be permitted to, make distributions to enable Kodiak to make payments in respect of Kodiak’s indebtedness. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit Kodiak’s ability to obtain cash from its subsidiaries. While the ABL Credit Agreement and the Indenture limit the ability of Kodiak’s subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to Kodiak, these limitations are subject to qualifications and exceptions. In the event that Kodiak does not receive distributions from its subsidiaries, Kodiak may be unable to make required principal and interest payments on its indebtedness.
Kodiak’s inability to generate sufficient cash flows to satisfy its debt obligations, or to refinance its indebtedness on commercially reasonable terms or at all, would materially and adversely affect Kodiak’s financial position and results of operations and Kodiak’s ability to satisfy its obligations under the ABL Facility. Kodiak’s ability to generate cash in the future is, to a significant extent, subject to general economic, financial, competitive, legislative, tax, regulatory, environmental and other factors that are beyond Kodiak’s control.
If Kodiak cannot make scheduled payments on its debt, Kodiak will be in default and the lenders under the ABL Facility could terminate their commitments to loan money, the lenders could foreclose against the assets securing their borrowings, holders of the notes could declare all outstanding principal and interest to be due and payable and Kodiak could be forced into bankruptcy or liquidation.
Despite Kodiak’s current level of indebtedness, Kodiak and its subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to Kodiak’s financial condition described above.
Kodiak and its subsidiaries may be able to incur significant additional indebtedness in the future. Although the ABL Credit Agreement and the Indenture contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. If Kodiak incurs any additional indebtedness that ranks equally to Kodiak’s outstanding debt obligations, subject to collateral arrangements, the holders of that debt will be entitled to share ratably with you in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of Kodiak’s business. This may have the effect of reducing the amount of proceeds paid to you. These restrictions also will not prevent Kodiak from incurring obligations that do not constitute indebtedness. In addition, as of December 31, 2023, the ABL Facility provided for unused commitments of $354.9 million. Because the borrowing capacity under the ABL Facility is determined on the basis of a fluctuating borrowing base comprised predominantly of eligible accounts receivable, inventory and the appraised value of our compression units, such amounts may not reflect future borrowing capacity. If new debt is added to Kodiak’s current debt levels, the related risks that Kodiak and the guarantors now face could intensify.
Risks Related to Owning Kodiak Common Stock

Kodiak is a “controlled company” within the meaning of the rules of the NYSE and, as a result, qualifies for, but does not currently rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.
Kodiak Holdings directly controls (and EQT indirectly controls) a majority of Kodiak’s voting power. As a result, Kodiak is a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and need not comply with certain requirements, including the requirement that a majority of the board of directors consist of independent directors and the requirements that Kodiak’s compensation and nominating and governance committees be composed entirely of independent directors. Kodiak does not currently utilize these exemptions. However, for so long as Kodiak qualifies as a “controlled company,” it will maintain the option to utilize some or all of these exemptions. If Kodiak utilizes these exemptions, it may not have a majority of independent directors and Kodiak’s compensation and nominating and governance committees may not consist entirely of independent directors, and such committees will not be subject to annual performance evaluations. Accordingly, in the event Kodiak elects to rely on these exemptions in the future, you would not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
If securities or industry analysts do not publish research reports or publish unfavorable research about Kodiak’s business, the trading volume of Kodiak Common Stock could be negatively impacted and the price could decline resulting in decreased demand for Kodiak Common Stock by investors.
The trading market for Kodiak Common Stock depends in part on the research reports that securities or industry analysts publish about Kodiak or its business. If securities or industry analysts suspend or cease coverage of Kodiak, the trading price for Kodiak Common Stock and other securities could be negatively affected. In the event one or more of the analysts who covers Kodiak downgrades Kodiak’s securities, the price of Kodiak’s securities would likely decline. If one or more of these analysts ceases to cover Kodiak or fails to publish regular reports on Kodiak, interest in the purchase of Kodiak’s securities could decrease, which could cause the price of Kodiak Common Stock and other securities and their trading volume to decline.
The Kodiak Charter and Kodiak Bylaws contain provisions that could delay, discourage or prevent a takeover attempt even if a takeover might be beneficial to Kodiak’s stockholders, and such provisions may adversely affect the market price of Kodiak Common Stock.
Provisions contained in the Kodiak Charter and Kodiak Bylaws could make it more difficult for a third party to acquire Kodiak. The Kodiak Charter and Kodiak Bylaws also impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. For example, the Kodiak Charter authorizes the Kodiak board of directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock without any vote or action by Kodiak’s stockholders. Thus, the Kodiak board of directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of Kodiak’s capital stock. These rights may have the effect of delaying or deterring a change of control of Kodiak. Additionally, for example, Kodiak’s the Kodiak Bylaws (as defined below) (i) establish limitations on the removal of directors and on the ability of Kodiak’s stockholders to call special meetings, (ii) include advance notice requirements for nominations for election to the Kodiak board of directors and for proposing matters that can be acted upon at stockholder meetings, (iii) provide that the Kodiak board of directors is expressly authorized to adopt, or to alter or repeal, the Kodiak Bylaws, and (iv) provide for a classified board of directors, consisting of three classes of approximately equal size, each class serving staggered three-year terms, so that only approximately one-third of Kodiak’s directors are elected each year.
These provisions could limit the price that certain investors might be willing to pay in the future for shares of Kodiak Common Stock.
The Kodiak Charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by Kodiak’s stockholders, which could limit Kodiak’s stockholders’ ability to obtain a favorable judicial forum for disputes with Kodiak or its directors, officers, employees or agents.
The Kodiak Charter provides that, unless it consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on Kodiak’s behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of Kodiak’s directors, officers, employees or agents to Kodiak or its stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, the Kodiak Charter or Kodiak Bylaws, or (iv) any action asserting a claim against Kodiak that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Notwithstanding the foregoing sentence, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under U.S. federal securities laws, including the Securities Act and the Exchange Act. Any person or entity purchasing or otherwise acquiring any interest in shares of Kodiak’s capital stock will be deemed to have notice of, and consented to, the provisions of the Kodiak Charter described in the preceding sentences. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with Kodiak or its directors, officers, employees or agents, which may discourage such lawsuits against Kodiak and such persons. Alternatively, if a court were to find these provisions of the Kodiak Charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, Kodiak may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect Kodiak’s business, financial condition or results of operations.
Kodiak cannot assure you that it will be able to pay dividends on the Kodiak Common Stock.
The Kodiak board of directors may elect to declare cash dividends on the Kodiak Common Stock, subject to its compliance with applicable law, and depending on, among other things, economic conditions, Kodiak’s financial condition, results of operations, projections, liquidity, earnings, legal requirements, and restrictions in the agreements governing Kodiak’s indebtedness (as further discussed below). The declaration and amount of any future dividends is subject to the discretion of the Kodiak board of directors and Kodiak has no obligation to pay any dividends at any time. Kodiak’s ability to pay dividends depends on Kodiak’s receipt of cash dividends from Kodiak’s operating subsidiaries, which may further restrict Kodiak’s ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of Kodiak’s subsidiaries or covenants under any existing and future outstanding indebtedness Kodiak or its subsidiaries incur. See Note 9 (“Debt and Credit Facilities”) to Kodiak’s annual financial statements.
Kodiak’s ABL Facility contains restrictions on the payment of dividends. Such restrictions allow Kodiak to pay dividends only when (1) no default or event of default has occurred and is continuing or would result after giving effect to such dividends, (2) availability under the borrowing base under the ABL Facility exceeds the greater of (x) 10% of the total commitments under the facility of $2.2 billion or (y) $200 million, and (3) Kodiak is in compliance with the financial covenants under the ABL Facility applicable at such time. Such covenants provide that (1) Kodiak maintains an interest coverage ratio of at least 2.50 to 1.00 and (2) Kodiak maintains a leverage ratio not to exceed (i) 5.50 to 1.00 for the fiscal quarters through June 30, 2023, (ii) 5.25 to 1.00 for the fiscal quarters thereafter through December 31, 2023, (iii) 5.00 to 1.00 for the fiscal quarter ended March 31, 2024, (iv) 4.75 to 1.00 for the fiscal quarter ended June 30, 2024 and (v) 4.50 to 1.00 for each fiscal quarter thereafter. In the event Kodiak issues certain unsecured debt, Kodiak must (1) maintain an unsecured leverage ratio not to exceed 5.75 to 1.00 for the first four fiscal quarters after such issuance and 5.25 to 1.00 for each fiscal quarter thereafter and (2) maintain a secured leverage ratio not to exceed 3.50 to 1.00 for the first four fiscal quarters after such issuance and 3.00 to 1.00 for each fiscal quarter thereafter.
On January 22, 2024, Kodiak, and certain other subsidiaries of Kodiak entered into the Third Amendment, which amends the Existing ABL Credit Agreement. The Third Amendment, among other things, amended certain provisions of the Existing ABL Credit Agreement (i) to accommodate the consummation of the transactions contemplated by the Merger Agreement and (ii) to account for Kodiak’s organizational structure after giving effect to the transactions contemplated by the Merger Agreement. See Note 21 (“Subsequent Events”) for additional disclosures.
Due to the foregoing, Kodiak cannot assure you that it will be able to pay a dividend in the future or continue to pay a dividend after it commences paying dividends.
Terms of subsequent financings may adversely impact stockholder equity.
If Kodiak raises more equity capital from the sale of Kodiak Common Stock, such equity could be offered at a price more favorable than the then current market price of Kodiak Common Stock. If Kodiak issues debt securities, the holders of the debt would have a claim to Kodiak’s assets that would be prior to the rights of stockholders until the debt is paid. Interest on these debt securities would increase costs and could negatively impact Kodiak’s operating results.
In accordance with Delaware law and the provisions of Kodiak’s certificate of incorporation and the Kodiak Stockholders’ Agreement, Kodiak may issue one or more classes or series of preferred stock that ranks senior in right of dividends, liquidation or voting to Kodiak Common Stock. Preferred stock may have such designations, preferences, limitations and relative rights, including preferences over Kodiak Common Stock respecting dividends and distributions, as the Kodiak board of directors may determine, and the issuance of preferred stock would dilute the ownership of Kodiak’s existing stockholders. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of Kodiak Common Stock. For example, Kodiak might grant holders of preferred stock the right to elect some number of Kodiak’s directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences Kodiak might assign to holders of preferred stock could affect the residual value of the common stock. The terms of any series of preferred stock may also reduce or eliminate the amount of cash available for payment of dividends to Kodiak’s holders of common stock or subordinate the claims of Kodiak’s holders of common stock to Kodiak’s assets liquidation. Kodiak Common Stock will not be subject to redemption or sinking fund provisions.
Taking advantage of the reduced disclosure requirements applicable to “emerging growth companies” may make Kodiak Common Stock less attractive to investors.
Kodiak qualifies as an “emerging growth company” as defined in the JOBS Act. An emerging growth company may take advantage of certain reduced reporting and other requirements that are otherwise applicable generally to public companies. Pursuant to these reduced disclosure requirements, emerging growth companies are not required to, among other things, comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, provide certain disclosures regarding executive compensation, hold stockholder advisory votes on executive compensation or obtain stockholder approval of any golden parachute payments not previously approved. In addition, emerging growth companies have longer phase-in periods for the adoption of new or revised financial accounting. Kodiak will cease to be an emerging growth company upon the earliest of (i) the last day of the fiscal year in which Kodiak has $1.235 billion or more in annual revenues; (ii) the date on which Kodiak becomes a “large accelerated filer” (the fiscal year-end on which the total market value of Kodiak’s common equity securities held by non-affiliates is $700 million or more as of June 30); (iii) the date on which Kodiak issues more than $1.0 billion of non-convertible debt securities over a three-year period; or (iv) the last day of the fiscal year following the fifth anniversary of Kodiak’s IPO.
Kodiak intends to take advantage of all of the reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under Section 107 of the JOBS Act, until Kodiak is no longer an emerging growth company. If Kodiak were to subsequently elect instead to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.
Kodiak’s election to use the phase-in periods permitted by this election may make it difficult to compare Kodiak’s financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the longer phase-in periods under Section 107 of the JOBS Act and who will comply with new or revised financial accounting standards. Kodiak cannot predict if investors will find Kodiak Common Stock less attractive because Kodiak will rely on these exemptions. If some investors find Kodiak Common Stock less attractive as a result, there may be a less active trading market for Kodiak Common Stock and Kodiak Common Stock price may be more volatile. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies.
In addition, if Kodiak ceases to be an emerging growth company, Kodiak will no longer be able to take advantage of certain exemptions from reporting, and, absent other exemptions or relief available from the SEC, Kodiak will also be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. Kodiak will incur additional expenses in connection with such compliance and Kodiak’s management will need to devote additional time and effort to implement and comply with such requirements.
Risks Related to the Merger
The Merger is subject to various closing conditions, and any delay in completing the Merger may reduce or eliminate the benefits expected.
The Merger is subject to the satisfaction of a number of other conditions beyond Kodiak’s control that may prevent, delay or otherwise materially adversely affect the completion of the Merger. These conditions include, among other things, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Kodiak cannot predict with certainty whether and when any of these conditions will be satisfied. Any delay in completing the Merger could cause the combined company not to realize, or delay the realization, of some or all of the benefits that Kodiak expects to achieve from the Merger.
Kodiak may fail to realize all of the anticipated benefits of the Merger or those benefits may take longer to realize than expected. Kodiak may also encounter significant difficulties in integrating the acquired business.
Kodiak’s ability to realize the anticipated benefits of the Merger will depend, to a large extent, on Kodiak’s ability to successfully integrate the acquired business. The integration of a business is a complex, costly and time-consuming process. As a result, Kodiak will be required to devote significant management attention and resources to integrating Kodiak’s business practices and operations with the business practices and operations of the acquired business. The integration process may disrupt Kodiak’s business and, if implemented ineffectively, would restrict the full realization of the anticipated benefits from the acquisition. The failure to meet the challenges involved in integrating the acquired business and to realize the anticipated benefits of the transaction could adversely impact the carrying value of the acquisition premium or goodwill; could cause an interruption of, or a loss of momentum in, Kodiak’s business activities; and could adversely impact Kodiak’s business, financial condition or results of operations. In addition, the overall integration of the acquired business may result in material unanticipated problems, expenses, liabilities, loss of customers and diversion of the attention of Kodiak’s management and employees. The challenges of integrating the operations of acquired businesses include, among others:
•difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the Merger;
•difficulties in the integration of operations and systems, including information technology systems;
•difficulties in establishing effective uniform controls, standards, systems, procedures, business cultures, compensation structures and accounting and other policies between the two business;
•difficulties in the acculturation of employees;
•difficulties managing the expanded operations of a larger and more complex company, including in new regions and countries and in new, ancillary business lines;
•challenges in keeping existing customers and obtaining new customers;
•challenges in attracting and retaining key personnel, including personnel that are considered key to the future success of the business; and
•challenges in keeping key business relationships in place.
Many of these factors are outside of Kodiak’s control, and any one of them could result in increased costs and liabilities, decreases in the amount of expected revenue and earnings, and diversion of management’s time and energy, which could have a material adverse effect on Kodiak’s business, financial condition and results of operations. In addition, even if the operations of Kodiak’s business and the acquired business are integrated successfully, the full benefits of the Merger may not be realized, including the synergies, cost savings, growth opportunities or cash flows that are expected, and Kodiak will also be subject to additional risks that could impact future earnings. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration of the acquired business. In addition, it is possible that the integration process could result in the loss of key employees and inconsistencies in standards, controls, procedures and policies, which may adversely affect Kodiak’s ability to maintain relationships with Kodiak’s customers and employees or to achieve the anticipated benefits of the Merger. These integration matters and Kodiak’s amount of indebtedness may hinder Kodiak’s ability to make further acquisitions and could have an adverse effect on Kodiak for an undetermined period after the Merger. All of these factors could decrease or delay the expected accretive effect of the Merger or have a material adverse effect on Kodiak’s business, financial condition and results of operations.
The future results of the combined company will suffer if the combined company does not effectively manage its expanded operations following the Merger.
Following the Merger, the size of the business, both domestically and internationally, of the combined company will have increased significantly beyond the current size of either Kodiak’s current business. The combined company’s future success depends, in part, upon Kodiak’s ability to manage this expanded business, which will pose substantial challenges for Kodiak’s management, including challenges related to the management and monitoring of new operations, which utilize different operation processes, and associated increased costs and complexity. The combined company will be subject to non-U.S. laws, which will be a significant change from Kodiak’s current U.S.-only operations. Kodiak may not be successful in realizing the expected operating efficiencies, cost savings, revenue enhancements and other benefits currently anticipated from the Merger. Furthermore, Kodiak has incurred and expects to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger. In addition, the continued integration of the two businesses could result in additional costs and expenses that were not expected or anticipated, and such costs and expenses could materially and adversely affect the prospects, business, financial condition, results of operations and cash flows of the combined company.
Kodiak will incur substantial transaction-related costs in connection with the Merger, including fees paid to legal, financial and accounting advisors, filing fees and printing costs.
Kodiak has incurred and expects to incur a number of non-recurring costs associated with the Merger. These costs include financial advisory, legal, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, printing costs and other related costs. Some of these costs are payable by Kodiak regardless of whether or not the Merger is completed.
Kodiak expects to incur substantial costs in connection with the related integration of the Merger. There are a large number of processes, policies, procedures, operations, technologies and systems that may need to be integrated, including purchasing, accounting and finance, sales, payroll, pricing and benefits. While Kodiak has assumed that a certain level of costs will be incurred, there are many factors beyond Kodiak’s control that could affect the total amount or the timing of the integration costs. Moreover, many of the costs that will be incurred are, by their nature, difficult to estimate accurately. These costs could, particularly in the near term, exceed the savings that Kodiak expects to achieve from the elimination of duplicative costs and the realization of economies of scale and cost savings. These integration costs may result in Kodiak taking significant charges against earnings following the completion of the Merger, and the amount and timing of such charges are uncertain at present.
General Risks
A financial crisis or deterioration in general economic, business or industry conditions could materially adversely affect Kodiak’s results of operations, financial condition and ability to pay dividends on Kodiak Common Stock.
Concerns over global economic conditions, stock market volatility, energy costs, geopolitical issues, inflation and U.S. Federal Reserve interest rate increases in response, the availability and cost of credit, and slowing of economic growth in the United States and fears of a recession have contributed and may continue to contribute to economic uncertainty and diminished expectations for the global economy.
Concerns about global economic growth can result in a significant adverse impact on global financial markets and commodity prices. In addition, a financial crisis may cause Kodiak to face limitations on its ability to borrow under its debt agreements, service its debt obligations, access the debt and equity capital markets and complete asset purchases or sales, may cause increased counterparty credit risk on its derivative instruments and may lead such counterparties to make Kodiak post collateral guaranteeing Kodiak’s performance.
Further, if there is a financial crisis or the economic climate in the United States or abroad deteriorates, worldwide demand for natural gas or oil could materially decrease, which would likely depress the level of production activity and result in a decline in the demand for Kodiak’s Compression Operations and ultimately materially adversely impact its results of operations and financial condition. If a material adverse change occurs in Kodiak’s business such that an event of default occurs under its debt agreements, the lenders under such agreements may be able to accelerate the maturity of its debt.
Events outside of Kodiak’s control, including an epidemic or outbreak of an infectious disease or the threat thereof, could have a material adverse effect on Kodiak’s business, liquidity, financial condition, results of operations, cash flows and ability to pay dividends on Kodiak Common Stock.
Kodiak faces risks related to pandemics, epidemics, outbreaks or other public health events, or the threat thereof, that are outside of its control, and could significantly disrupt its business and operational plans and adversely affect its liquidity, financial condition, results of operations, cash flows and ability to pay dividends on Kodiak Common Stock. For example, the COVID-19 pandemic adversely affected the global economy and resulted in unprecedented governmental actions in the United States and countries around the world, including, among other things, social distancing guidelines, travel restrictions and stay-at-home orders, among other actions, which caused a significant decrease in activity in the global economy and the demand for oil, and to a lesser extent, natural gas.
The nature, scale and scope of the above-described events, combined with the uncertain duration and extent of governmental actions, prevent Kodiak from identifying all potential risks to its business.
Inflation may adversely affect Kodiak by increasing costs beyond what it can recover through price increases and limit its ability to enter into future traditional debt financing.
Inflation has adversely affected Kodiak by increasing costs of critical components, equipment, labor and other services it may rely on, and continued inflationary pressures could prevent Kodiak from operating at capacity, decreasing its revenues or having an adverse effect on its profitability. In addition, inflation is often accompanied by higher interest rates. Such higher interest rates may affect Kodiak’s ability to enter into future debt financing, as high inflation may result in an increase in cost to borrow.
A deterioration in general economic, business, geopolitical or industry conditions could materially adversely affect Kodiak’s results of operations, financial condition and cash flows.
Concerns over global economic conditions, energy costs, geopolitical issues, including the conflicts between Russia and Ukraine and the Israel-Hamas war, the impacts of the COVID-19 pandemic or a similar global health crisis, inflation, the availability and cost of credit and slow economic growth in the United States have contributed to general economic uncertainty and diminished expectations for the global economy. Additionally, acts of protest and civil unrest have caused economic and political disruption in the United States. Meanwhile, continued hostilities in Europe and the Middle East and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the economies of the United States and other countries. If the economic climate in the United States or abroad deteriorates, worldwide demand for energy could destabilize, which could materially adversely affect Kodiak’s and its customers’ operations, financial condition and cash flows.
Kodiak’s ability to use net operating losses (“NOLs”) to offset future income may be limited.
Kodiak’s ability to use any NOLs generated by it could be substantially limited if Kodiak were to experience an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an “ownership change” would occur if Kodiak’s “5-percent stockholders,” as defined under Section 382 of the Code, including certain groups of persons treated as “5-percent stockholders,” collectively increased their ownership in Kodiak by more than 50 percentage points over a rolling three-year period. An ownership change can occur as a result of a public offering of Kodiak Common Stock, as well as through secondary market purchases of Kodiak Common Stock and certain types of reorganization transactions. Such a limitation could, for any given year, have the effect of increasing the amount of Kodiak’s U.S. federal income tax liability, which would negatively impact its financial condition and the amount of after-tax cash available for distribution to Kodiak’s stockholders.
Tax legislation and administrative initiatives or challenges to Kodiak’s tax positions could adversely affect its results of operations and financial condition.
Kodiak operates in locations throughout the U.S. and, as a result, Kodiak is subject to the tax laws and regulations of U.S. federal, state and local governments. From time to time, various legislative or administrative initiatives may be proposed that could adversely affect Kodiak’s tax positions. There can be no assurance that Kodiak’s tax provision or tax payments will not be adversely affected by these initiatives. In addition, U.S. federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that Kodiak’s tax positions will not be challenged by relevant tax authorities or that it would be successful in any such challenge. After the consummation of the Merger, Kodiak will be subject to non-US tax laws that may be significantly different from Kodiak’s current U.S. tax treatment.
Kodiak previously identified a material weakness in its internal controls, which was remediated, however Kodiak cannot provide assurances that additional material weaknesses will not occur in the future.
If Kodiak’s internal control over financial reporting or Kodiak’s disclosure controls and procedures are not appropriately designed or effective, Kodiak may not be able to accurately report its financial results, prevent fraud, or file its periodic reports in a timely manner.
As disclosed in Item 9A, “Controls and Procedures,” during the preparation and review of the unaudited interim condensed consolidated financial statements for the three and six month periods ended June 30, 2023 and 2022, Kodiak identified a previously corrected adjusting entry that was erroneously recorded in the three months ended June 30, 2022 and should have been recorded in the three months ended March 31, 2022. This entry was specific to the unrealized (loss) gain on derivatives and did not impact the six month period ended June 30, 2022 unaudited interim condensed consolidated financial statements.
Additionally, as described more fully in Item 9A, “Controls and Procedures,” we executed a remediation plan with respect to the material weakness and, as a result determined that, as of December 31, 2023, such material weakness has been remediated. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly or remain adequate. Any failure to design or maintain effective internal control over financial reporting or any difficulties encountered in their implementation or improvement could increase compliance costs, negatively impact the market price of Kodiak Common Stock, or otherwise harm Kodiak’s operating results or cause Kodiak to fail to meet its reporting obligations.
Item 1B.    Unresolved Staff Comments
None
Item 1C.    Cybersecurity
Strategy, Governance and Risk Management
Kodiak maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats, including the assessment of cybersecurity risks related to third-party vendors and suppliers. This program is integrated within the Company’s enterprise risk management process and the results of the risk assessment, which occurs at least annually, along with mitigation strategies, are discussed with the Audit & Risk Committee.
The underlying controls of the cyber risk management program are based on recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”) and the International Organization Standardization (“ISO”) 27001 Information Security

Management System Requirements. Kodiak has an annual assessment of the Company’s cyber risk management program against the NIST CSF, which is performed by a third party.
Cyber vendors serve as partners and are a key part of Kodiak’s cybersecurity infrastructure. Kodiak engages with leading cybersecurity companies and organizations, leveraging third-party technology and expertise. Kodiak engages with these partners to monitor and maintain the performance and effectiveness of products and services that are deployed in Kodiak’s operating environment. As a part of this strategy, Kodiak augments its internal cybersecurity team with an outsourced Cyber Security Operations Center providing monitoring of the cybersecurity environment and to coordinate the investigation and remediation of alerts. In addition, Kodiak has a program for staging incident response drills, which is in place to prepare support teams in the event of a significant incident.
Kodiak further augments its cybersecurity team with an outsourced Chief Information Security Officer (the “CISO”) who reports to Kodiak’s Chief Information Officer (the “CIO”). The CISO is an information systems security professional with 23 years of cybersecurity leadership. The CIO, CISO and cybersecurity team are responsible for assessing and managing Kodiak’s cyber risk management program, informs senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervises such efforts. The cybersecurity team has decades of experience selecting, deploying, and operating cybersecurity technologies, initiatives, and processes around the world, and relies on threat intelligence as well as other information obtained from governmental, public or private sources, including external consultants engaged by Kodiak.
Kodiak faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. Kodiak has experienced, and will continue to experience, cyber incidents in the normal course of its business. However, prior cybersecurity incidents have not had a material adverse effect on Kodiak’s business, financial condition, results of operations, or cash flows. See “Risk Factors – Risks Related to Intellectual Property, Information Technology and Cybersecurity—Kodiak has experienced cybersecurity incidents or IT system disruptions in the past, and cybersecurity breaches or IT system disruptions may adversely affect Kodiak’s business in the future.”
Board Oversight
Given the importance to our business and the heightened risk, the Audit & Risk Committee of the Board of Directors provides regular oversight to Kodiak’s cybersecurity risks, including cybersecurity exposures and the steps taken by management to monitor and mitigate cybersecurity risks. The cybersecurity team provides periodic updates to the Audit & Risk Committee on the effectiveness of Kodiak’s cyber risk management program. In addition, cybersecurity risks are reviewed by the Audit & Risk Committee, at least annually, as part of the Company’s enterprise risk management program.
Item 2.    Properties
We do not currently own or lease any material facilities or properties for storage or maintenance of our compression units. As of December 31, 2023, our headquarters consisted of 13,320 square feet of leased space located at 15320 Highway 105 W, Suite 210, Montgomery, Texas 77356, and 13,279 square feet of leased space located at 15258 Highway 105 W, Suite 200, Montgomery, Texas 77356. In February 2024, Kodiak relocated its corporate headquarters to a leased space consisting of 53,060 square feet located at 9950 Woodloch Forest Drive, The Woodlands, Texas 77380.
Item 3.    Legal Proceedings.
From time to time, we and our subsidiaries may be involved in various claims and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.
Beginning in October 2019 through April 2023, we received notices of sales and use tax audits from the State of Texas Comptroller’s office for the periods covering December 2015 through December 2022. We are actively in settlement discussions with the Comptroller, and if necessary, we will exhaust our administrative remedies to the maximum extent possible. Based on the timing and nature of a previous settlement, we may receive similar treatment on settlement of our sales and use tax liability. See “Risk Factors—Risks Related to Our Business and Our Industry—Kodiak has in the past been, and may in the future be, subject to sales tax audits in jurisdictions where Kodiak operates. As a result, Kodiak may incur material unanticipated sales and use tax liabilities.”
Item 4.    Mine Safety Disclosures.
Not applicable.

Part II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the New York Stock Exchange under the symbol “KGS”.
Holders
At the close of business on March 4 2023, based on information received from the transfer agent of our common stock, we had 32 holders of record of our common stock. The number of record holders does not include holders of common units held in “street name” or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depositories.
Dividends
On each of November 10, 2023 and February 23, 2024, Kodiak paid a quarterly cash dividend of $0.38 per share of common stock. We expect that, based on current circumstances, we expect to continue to pay comparable cash dividends in the foreseeable future.
The following graph and table compare total shareholder return on our common stock from the initial public offering date of June 29, 2023 to December 31, 2023, with the Standard & Poor’s 500 ® Index (“S&P 500”) and Alerian US Midstream Energy Index (“AMUSX”) over the same period. The results are based on an investment of $100 in each of our common stock, the S&P 500, and the AMUSX. The graph assumes reinvestment of dividends and adjusts all closing prices and dividends for stock splits.

$140
$130
$120
$110
$100
$90
06/29/23
06/30/23
9/30/2023
12/31/2023
KGS
S&P 500
AMUSX

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those Acts.
Unregistered Sales of Equity Securities
None.
Use of Proceeds

On June 28, 2023, Kodiak’s Registration Statement on Form S-1 relating to the IPO was declared effective by the SEC. The Company received net proceeds of approximately $267 million from the IPO (including from the full exercise of the underwriters’ over allotment option), after deducting underwriting discounts on July 3, 2023. The net proceeds were used for repayment of existing indebtedness, as described further in Note 9 (“Debt and Credit Facilities”) to the Consolidated Financial Statements included elsewhere in this Annual Report, and general corporate purposes.
Repurchases of Equity Securities by Issuer and Affiliated Purchasers
None
Item 6.    [ Reserved ]
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2023 and 2022 included elsewhere in this Annual Report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. For further information on items that could impact our future operating performance or financial condition, see the sections titled “Risk Factors” and “Disclosure Regarding Forward-Looking Statements” elsewhere in this Annual Report. We assume no obligation to update any of these forward-looking statements, except as required by law.
The following discussion includes forward-looking statements that involve certain risks and uncertainties. For further information on items that could impact our future operating performance or financial condition, See Part I “Disclosure Regarding Forward-Looking Statements” and Part I, Item 1A “Risk Factors”. We assume no obligation to update any of these forward-looking statements, except as required by law. Unless otherwise indicated or the context otherwise requires, the historical financial information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects only the historical financial results of Kodiak Gas Services, Inc. and its consolidated subsidiaries and references to the “Company,” “we,” “our,” or “us” are to Kodiak Gas Services, Inc. and its consolidated subsidiaries.
This section primarily discusses 2023 and 2022 items and comparisons between these years. Discussion and analysis of our operating highlights and financial results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 are included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations 2022 Operational Highlights, Financial Results of Operations, Liquidity and Capital Resources, and Critical Accounting Policies and Estimates” in our final prospectus relating to the IPO filed with the SEC on June 30, 2023.
Overview
We are a leading operator of contract compression infrastructure in the U.S. Our Compression Operations and related services are critical to our customers’ ability to reliably produce, gather and transport natural gas and oil. We are a market leader in the Permian Basin, which is the largest producing natural gas and oil basin in the U.S. We operate our large horsepower compression units under stable, fixed-revenue contracts with many upstream and midstream customers. Our compression assets have long useful lives consistent with the expected production lives of the key regions where we operate. We believe our customer-centric business model positions us as the preferred contract compression operator for our customers and creates long-standing relationships. We strategically invest in the training, development, and retention of our highly skilled and dedicated employees and believe their expertise and commitment to excellence enhances and differentiates our business model. Furthermore, we maintain an intense focus on being one of the most sustainable and responsible operators of contract compression infrastructure.
We manage our business through two operating segments: Compression Operations and Other Services. Compression Operations consists of operating Company-owned and customer-owned compression infrastructure for our customers, pursuant to fixed-revenue contracts to enable the production and gathering of natural gas and oil. Other Services consists of a full range of contract services to support the needs of our customers, including station construction, maintenance and overhaul and other ancillary time and material-based offerings. Our Other Services offerings are often cross-sold with Compression Operations.
Trends and Outlook

Within our Compression Operations segment, we provide contract compression infrastructure for customers in the oil and gas industry. Our assets are specifically utilized in natural gas compression applications in the Permian Basin, Eagle Ford Shale and other active U.S. hydrocarbon production regions. Our customers are dependent on these applications to produce, process and transport natural gas and oil throughout the value chain and ultimately to end markets. Our assets are central to meeting the growing global natural gas and oil demand. Furthermore, the long-life nature of our assets and our fixed-revenue contracts help to protect our business from the impact of industry and broader macroeconomic cycles.

Unconventional resources, large-scale centralized gathering systems and multi-well pad operations require more horsepower than conventional resources, driving demand for our large horsepower compression units. Upstream and midstream companies have increasingly prioritized capital discipline and return of capital to stockholders. We believe that our customers will increasingly continue to outsource their compression infrastructure needs in an effort to reduce capital expenditures outside of their core business and benefit from our technical skill and expertise.

We believe that the U.S natural gas and oil industry is facing uncertainties and continued pressures from regulators and shifting sentiments from investors and other stakeholders, primarily related to broader adoption of emission reduction targets and other sustainability initiatives. Many energy companies, including some of our customers, have announced significant GHG emission reduction initiatives. A growing number of our customers are evaluating potential opportunities in electric compression infrastructure and we are well positioned to support them in these strategic initiatives.

Approximately 84% of our existing compression assets are strategically deployed in the Permian Basin and Eagle Ford Shale, which are two of the most significant crude oil and associated gas basins in the U.S., which the EIA expects to maintain significant production volumes through at least 2050. We believe these two regions possess some of the largest and lowest-cost unconventional resources bases in the U.S. Additionally, there are significant U.S. LNG export projects in development, and overall LNG export capacity is expected to meaningfully grow over the next decade, in particular along the U.S. Gulf Coast. We expect this growth in Gulf Coast LNG export capacity to translate into increasing Permian Basin and Eagle Ford Shale natural gas production growth, requiring substantial additional compression horsepower. We believe these regions will play an increasingly important role in global energy security as the world continues to require reliable, affordable and sustainable natural gas and oil production to support increasing global energy demand.

See “Business—Compression Industry” for more information regarding natural gas compression industry trends. Ultimately, the extent to which our business will be impacted by the factors described above, as well as future developments beyond our control, cannot be predicted with reasonable certainty. However, we continue to believe in the long-term demand for our Compression Operations given the necessity of compression in gathering, processing and production of natural gas and centralized gas lift of oil.
Recent Developments
Pending Merger with CSI Compressco
On December 19, 2023, we entered into the Merger Agreement pursuant to which we agreed to acquire 100% of the issued and outstanding partnership interests of CSI Compressco in an all-equity transaction.
In connection with closing of the Merger, we intend to (i) repay all amounts outstanding under CSI Compressco's existing (a) Loan and Security Agreement, dated as of June 29, 2018, as amended, (b) Loan, Security and Guaranty Agreement, dated as of January 29, 2021, as amended, and to terminate such agreements and any security interests and guarantees in connection therewith and (ii) call for redemption, contingent upon consummation of the Merger, CSI Compressco's existing (a) 7.50% First Lien Notes due 2025 and (b) 10.00%/10.75% Second Lien Notes due 2026 and to terminate any security interests and guarantees in connection therewith.
We expect to close the Merger in the second quarter of 2024, subject to the satisfaction of customary closing conditions, although we cannot assure you that we will complete the Merger on the terms contemplated or at all.
Third Amendment to Fourth Amended and Restated Credit Agreement
On January 22, 2024, Kodiak entered into the Third Amendment to the Fourth Amended and Restated Credit Agreement, dated as of March 22, 2023 (the “ABL Credit Agreement”) by and among Kodiak, the Issuer, certain subsidiaries of Kodiak as guarantors, certain financial institutions as lenders and JPMorgan Chase Bank, N.A., as administrative agent. The Third Amendment, among other things, amended certain provisions of the ABL Credit Agreement (i) to accommodate the consummation of the transactions contemplated by the Merger Agreement and (ii) to account for the Company’s organizational structure after giving effect to the transactions contemplated by the Merger Agreement.
In addition, the Third Amendment amended the ABL Credit Agreement to (i) increase the maximum secured leverage ratio (calculated based on the ratio of Senior Secured Debt to EBITDA, each as defined in the ABL Credit Agreement), which will begin to be tested after we issue any unsecured indebtedness, to (x) 3.75 to 1.00 for the first four fiscal quarters after we issue any unsecured indebtedness and (y) 3.25 to 1.00 for each fiscal quarter thereafter, (ii) modify the triggers for commencing a “cash dominion” period (i.e., a period when the Administrative Agent applies proceeds in our deposit accounts to reduce borrowings under the ABL Facility) such that a “cash dominion” period will commence when availability under the ABL Facility is less than $125 million for five consecutive business days or if certain types of events of default occur (although this change will effectively be unwound if the Merger does not occur on or prior to the Reversion Date (as defined in the ABL Credit Agreement)), (iii) include customary provisions relating to the designation of “unrestricted subsidiaries” (i.e., subsidiaries that are not required to become loan parties or be bound by the covenants contained in the ABL Credit Agreement), (iv) provide that only material domestic restricted subsidiaries are required to become guarantors and collateral grantors under the ABL Facility and (v) permit the Company and its restricted subsidiaries to incur additional indebtedness and liens and to make additional investments, dividends, distributions, redemptions and dispositions.
2029 Notes Indenture
On February 2, 2024, Kodiak Gas Services, LLC, a wholly owned subsidiary of Kodiak Gas Services, Inc., (“Kodiak Services”), issued $750,000,000 aggregate principal amount of Kodiak Services’ 7.250% senior notes due 2029 (the “Notes”), pursuant to an indenture, dated February 2, 2024 (the “Indenture”), by and among Kodiak Services, Kodiak, certain other subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee.
The net proceeds from the offering of the Notes were used to repay a portion of the outstanding indebtedness under the ABL Facility and to pay related fees, costs, premiums and expenses in connection therewith and with the closing of the Company’s previously announced acquisition of CSI Compressco (the “CSI Acquisition”). In connection with closing of the CSI Acquisition, the Company intends, using proceeds from additional draws on the ABL Facility, to repay, terminate and/or redeem all of CSI Compressco’s existing long-term indebtedness.

2023 Operational Highlights
The following table summarizes certain horsepower, unit count and horsepower utilization percentages for our fleet for the periods presented.

	As of December 31,		Percentage Change
	2023	2022
Operating Data (at year end):
Fleet horsepower (1)	3,261,661	3,134,306	4.1%
Revenue-generating horsepower (2)	3,258,951	3,131,631	4.1%
Fleet compression units	3,078	3,024	1.8%
Revenue-generating compression units	3,062	3,021	1.4%
Revenue-generating horsepower per revenue-generating compression unit (3)	1,064	1,037	2.6%
Horsepower utilization (4)	99.9%	99.9%	—%
(1)Fleet horsepower includes revenue-generating horsepower and idle horsepower, which are comprised of compression units that do not have a signed contract or are not subject to a firm commitment from our customer and therefore are no longer generating revenue. Fleet horsepower excludes 33,020 and 58,645 of non-marketable or obsolete horsepower as of December 31, 2023 and 2022, respectively.
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
Horsepower
The 4.1% and 4.1% increase in fleet horsepower and revenue-generating horsepower, respectively, were primarily attributable to the purchase and deployment of new compression units through organic growth with our existing customer base as well as select new customers in the key regions in which we operate. The 2.6% increase in revenue-generating horsepower per revenue-generating compression unit was due to the purchase and deployment of new, large horsepower units.

Financial Results of Operations
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
The following table presents selected financial and operating information for the periods presented (in thousands):

	Year Ended December 31,		% Change
	2023	2022
Revenues:
Compression Operations	$735,605	$654,957	12.3%
Other Services	114,776	52,956	116.7%
Total revenues	850,381	707,913	20.1%
Operating expenses:
Cost of operations (exclusive of depreciation and amortization shown below):
Compression Operations	257,092	225,715	13.9%
Other Services	93,779	41,636	125.2%
Depreciation and amortization	182,869	174,463	4.8%
Selling, general and administrative	73,308	44,882	63.3%
Gain on sale of capital assets	(777)	(874)	(11.1)%
Total operating expenses	606,271	485,822	24.8%
Income from operations	244,110	222,091	9.9%
Other income (expenses):
Interest expense, net	(222,514)	(165,867)	34.2%
Loss on extinguishment of debt	(6,757)	—	n/m
Gain on derivatives	20,266	83,116	(75.6)%
Other income	31	17	82.4%
Total other expenses	(208,974)	(82,734)	152.6%
Income before income taxes	35,136	139,357	(74.8)%
Income tax expense	15,070	33,092	(54.5)%
Net income	$20,066	$106,265	(81.1)%
Revenues and Sources of Income
Compression Operations
Compression Operations revenue increased $80.6 million (12.3%) for the year ended December 31, 2023 compared to the year ended December 31, 2022. Substantially all, or $80.6 million, of the increase was the result of an increase in average revenue-generating horsepower as a result of increased demand for our Compression Operations and due to an increase in average revenue per revenue-generating horsepower per month.
Other Services
Other Services revenue increased $61.8 million (116.7%) for the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was primarily due to a $51.4 million increase in revenues from station construction services driven primarily by increases in demand and scope of station projects, and a $10.4 million increase in revenue from sales of parts and service, driven by increased customer demand.
Operating Costs and Other Expenses
Compression Operations
Compression Operations expenses increased $31.4 million (13.9%) for the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was primarily due to a $14.0 million increase in direct expenses, driven by increases in pricing and volume of lubricant oil and coolant and parts to support increased activity, a $11.9 million increase in direct labor expenses related to increased headcount and salaries, a $6.4 million increase in indirect expenses; partially offset by a $0.9 million decrease in freight and crane charges that are directly reimbursable by our customers.
Other Services
Other Services expense increased $52.1 million (125.2%) for the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was primarily due to a $43.0 million increase in expenses from station construction services, driven primarily by increases in demand and scope of station projects, and $9.1 million from sales of parts and service, driven by increased customer demand.
Depreciation and Amortization
Depreciation and Amortization increased $8.4 million (4.8%) for the year ended December 31, 2023 compared to the year ended December 31, 2022. This was primarily due to an increase in compression equipment purchased, which resulted in increased depreciation associated with that equipment.
Selling, General and Administrative
Selling, General and Administrative expenses increased $28.4 million (63.3%) for the year ended December 31, 2023 compared to the year ended December 31, 2022. This was primarily due to a $7.5 million increase in professional fees mainly related to transactions costs, a $7.1 million increase in bad debt expense related to expected credit losses from a customer in bankruptcy experiencing financial distress, a $6.6 million increase in labor and benefits, mainly related to increased headcount and salaries, a $4.9 million increase in stock compensation expense related to equity compensation plans, and a $2.3 million increase in other overhead expenses, primarily as a result of higher insurance, office expenses, and other related administrative costs.
Interest Expense, Net
Interest Expense, Net increased $56.6 million (34.2%) for the year ended December 31, 2023 compared to the year ended December 31, 2022. This is primarily due to (i) an increase in borrowings under the ABL Facility and Term Loan, of which $825 million was related to the May 2022 recapitalization (as discussed in Note 9 (“Debt and Credit Facilities”) to the Consolidated Financial Statements included elsewhere in this Annual Report) and (ii) increased effective interest rates on the ABL Facility and Term Loan. This was partially offset by the extinguishment of the Term Loan in July 2023.
Loss on Extinguishment of Debt
Loss on Extinguishment of Debt increased $6.8 million related to the write off of debt issuance costs and other fees as a result of the extinguishment of the Term Loan for the year ended December 31, 2023. No such loss was recognized in the year ended December 31, 2022.
Gain on Derivatives
Gain on Derivatives decreased $62.9 million (75.6%) for the year ended December 31, 2023 compared to the year ended December 31, 2022. This is primarily related to a $25.8 million settlement on the termination of derivatives attributable to the Term Loan and $37.4 million cash received on derivative settlements on our interest rate swaps and collars, offset by a decrease in the change in fair value of the derivatives of $42.9 million for the year ended December 31, 2023 due to a decrease in the long-term Secured Overnight Financing Rate (“SOFR”) and LIBOR yield curves as compared to a $4.2 million cash paid on derivatives on our interest rate swaps and collars, offset by an increase in the change in fair value of derivatives of $87.4 million, for the year ended December 31, 2022, due to an increase in the long-term SOFR and LIBOR yield curves.
Income Tax Expense
Income Tax Expense decreased by $18.0 million (54.5%) for the year ended December 31, 2023 compared to the year ended December 31, 2022. This was primarily due to a decrease in pre-tax income of $104.2 million for the year ended December 31, 2023 compared to pre-tax income for the year ended December 31, 2022.

Liquidity and Capital Resources
Overview
Our ability to fund operations, finance capital expenditures, service our debt, and pay dividends depends on the levels of our operating cash flows and access to the capital and credit markets. Our primary sources of liquidity are cash flows generated from our operations and our borrowing availability under the ABL Facility. Our cash flow is affected by numerous factors including prices and demand for our compression infrastructure assets and services, conditions in the financial markets and various other factors. We believe cash generated by operating activities will be sufficient to service our debt, fund working capital, fund our estimated capital expenditures and, as our board of directors may determine from time to time in its discretion, pay dividends.
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
•Maintenance Capital Expenditures: periodic capital expenditures incurred at predetermined operating intervals to maintain consistent and reliable operating capacity of our assets over the near term. Such maintenance capital expenditures typically involve overhauls of significant components of our compression units, such as the engine and compressor, pistons, rings, heads, and bearings. These maintenance capital expenditures are predictable and the majority of these expenditures are tied to a detailed, unit-by-unit schedule based on hours of operation or age. We utilize a disciplined and systematic asset management program whereby we perform major unit overhauls and engine replacements on a defined schedule based on hours of operation. As a result, our maintenance capital expenditures may vary considerably from year to year based on when such assets were added to the fleet. Maintenance capital expenditures along with regularly scheduled preventive maintenance expenses are typically sufficient to sustain the operating capacity of our assets over the full expected useful life of the compression units. Maintenance capital expenditures do not include expenditures to replace compression units when they reach the end of their useful lives.
The majority of our growth capital expenditures are related to the acquisition cost of new compression units. Maintenance capital expenditures are related to overhauls of significant components of our compression equipment, such as the engine and compressor, which return the components to a like-new condition, but do not modify the application for which the compression equipment was designed.
For the year ended December 31, 2023, growth capital expenditures were $184.5 million and maintenance capital expenditures were $37.0 million. For the year ended December 31, 2022, growth capital expenditures were $213.0 million and maintenance capital expenditures were $48.3 million. The decrease in growth capital expenditures was primarily related to an adjustment to our capital allocation framework in conjunction with the Company's IPO and subsequent desire to pay a regular dividend. The decrease in maintenance capital expenditures was primarily a result of a decrease in scheduled unit overhauls that occurred based on the age and operating hours of such units.
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

On October 24, 2023, our board of directors declared a quarterly cash dividend that was paid on November 10, 2023 to all stockholders of record as of the close of business on November 3, 2023. Subsequently, on January 29, 2024 our board of directors declared a quarterly cash dividend that was paid on February 23, 2024 for stockholders of record as of the close of business on February 16, 2023.
Over the long-term, we expect to fund any dividends and our budgeted growth capital expenditures using our Discretionary Cash Flow. In the event our Discretionary Cash Flow is insufficient for the purpose of funding any such dividends and our budgeted growth capital expenditures for such period, we may fund such shortfall (i) with additional borrowings under our ABL Facility, which as of December 31, 2023 had $354.9 million available (subject to the requirement that our availability, in the case of dividends under the ABL Facility exceeds the greater of (x) 10% of the total commitments under the facility of $2.2 billion or (y) $200 million) or (ii) reduce our growth capital expenditures for such period. Any such additional borrowings under our ABL Facility will result in an increase in our interest expense for such period. Any such reduction in our growth capital expenditures may result in lower growth in our revenue-generating horsepower in future periods.
Contractual Obligations
Our material contractual obligations as of December 31, 2023 consisted of the following:
•Long-term debt of $1.8 billion, which is due in March 2028; and
•Purchase commitments of $149.0 million, all of which are expected to be settled within the next twelve months; primarily consisting of future commitments to purchase new compression units ordered but not received. See Note 13 (“Commitments and Contingencies”) to the Consolidated Financial Statements included elsewhere in this Annual Report.
Our material contractual obligations as of December 31, 2022 consisted of the following:
•Long-term debt of $2.7 billion. Of such amount, $1.8 billion was outstanding under our ABL Facility and was, as of December 31, 2022, due in 2024. In March 2023, the maturity of the ABL Facility was extended to March 2028. The remainder of such amount was outstanding under our prior Term Loan, which was, as of December 31, 2022, due in 2027. In March 2023, the maturity of our prior Term Loan was extended to September 2028, and then was partially paid off with proceeds from the consummation of our IPO and remaining outstanding indebtedness novated and assumed by an affiliate of Kodiak Holdings in July 2023; and
•Purchase commitments of $166.9 million due within 12 months, that primarily consist of commitments to purchase compression units. See Note 13 (“Commitments and Contingencies”) to the Consolidated Financial Statements included elsewhere in this Annual Report.

Other Commitments
As of December 31, 2023, other commitments include operating lease payments totaling $34.5 million.

As of December 31, 2022, other commitments include operating lease payments totaling $9.8 million.
Sources of Cash
Cash Flows
The following table summarizes our cash flows for the year ended December 31, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	$ Variance
Net cash provided by operating activities	$266,326	$219,846	$46,480
Net cash (used in) investing activities	(218,421)	(251,382)	32,961
Net cash (used in) provided by financing activities	(62,774)	23,172	(85,946)
Net increase (decrease) in cash and cash equivalents	$(14,869)	$(8,364)	$(6,505)
Operating Activities
The $46.5 million increase in cash provided by operating activities for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to a $58.9 million increase in Adjusted Gross Margin, an increase in cash received on derivatives of $67.4 million and an increase in various working capital accounts of $0.7 million; partially offset by an increase in cash interest of $73.2 million and an increase in cash taxes of $7.6 million.
Investing Activities
The $33.0 million decrease in cash used in investing activities for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to a $28.3 million decrease in growth capital expenditures and an $11.3 million decrease in maintenance capital expenditures, offset by a $6.6 million decrease in proceeds from sale of property, plant and equipment.
Financing Activities
The $85.9 million increase in cash used in financing activities for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to a decrease in borrowings on debt instruments of $593.8 million, an increase in payments on debt instruments of $519.1 million, an increase in dividends paid to stockholders of $29.8 million, an increase in offering costs of $10.0 million, an increase in payments of debt issuance cost of $5.0 million, and an increase in payment related to loss on extinguishment of debt of $1.8 million. This was offset by an increase in net proceeds from the IPO of $277.8 million and a decrease in equity distribution of $795.7 million.
Description of Indebtedness
ABL Facility
As of January 1, 2022, a wholly owned subsidiary of Kodiak had an ABL Facility with unaffiliated secured lenders and JPMorgan Chase Bank, N.A., as administrative agent. On March 22, 2023, wholly owned subsidiaries of Kodiak entered into the ABL Credit Agreement, whereby the total facility (among other things) was increased to $2.2 billion and certain changes were made to our financial covenants and maturity date. On May 31, 2023, the ABL Credit Agreement was amended to, among other things, permit distributions of over allotment proceeds from the IPO and revise the terms related to the payment and prepayment of the Term Loan. On June 27, 2023, the ABL Credit Agreement was further amended to remove the ability to make distributions related to over allotment proceeds from the IPO and to instead require prepayment of the obligations and cash collateralization of any letter of credit exposure upon the issuance of any equity interests by Kodiak pursuant to the over allotment in the IPO. In connection with the IPO, the Company became a borrower under the ABL Facility. As of December 31, 2023, there was $14.7 million of letters of credit outstanding under the ABL Facility. The maturity date of the ABL Facility is March 22, 2028. See Note 9 (“Debt and Credit Facilities”) to the Consolidated Financial Statements included elsewhere in this Annual Report. The ABL Credit Agreement requires that we meet certain financial ratios.
Commencing with the first fiscal quarter ended December 31, 2023, we must maintain an interest coverage ratio (as defined in the ABL Credit Agreement) of not less than 2.50 to 1.00, determined as of the last day of each fiscal quarter.
Additionally, our Leverage Ratio (as defined in the ABL Credit Agreement), determined quarterly as of the last day of each fiscal quarter, may not exceed (i) 5.25 to 1.00 for the fiscal quarters ending September 30, 2023 and December 31, 2023, (ii) 5.00 to 1.00 for the fiscal quarter ending March 31, 2024, (iii) 4.75 to 1.00 for the fiscal quarter ending June 30, 2024, and (iv) 4.50 to 1.00 for each fiscal quarter ending on or after September 30, 2024.
All obligations under the ABL Facility are collateralized by essentially all the assets of the Company. We were in compliance with all covenants as of December 31, 2023 and December 31, 2022.
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

The applicable interest rates as of December 31, 2023 were 10.00% (prime rate plus 2.00%) and 8.50% (Term SOFR rate plus 0.10% plus 2.75%). The applicable interest rates as of December 31, 2022 were 9.50% (prime rate plus 2.00%) and 7.60% (Term SOFR rate plus 0.10% plus 3.00%). We pay an annualized commitment fee of 0.25% on the unused portion of our ABL Facility if borrowings are greater than 50% of total commitments and 0.50% on the unused portion on the ABL Facility if borrowings are less than 50% of total commitments.
Third Amendment to ABL Credit Agreement
On January 22, 2024, Kodiak, and certain other subsidiaries of Kodiak entered into the Third Amendment, which amends the Existing ABL Credit Agreement. The Third Amendment, among other things, amended certain provisions of the Existing ABL Credit Agreement (i) to accommodate the consummation of the transactions contemplated by the Merger Agreement and (ii) to account for Kodiak’s organizational structure after giving effect to the transactions contemplated by the Merger Agreement. See Note 21 (“Subsequent Events”) for additional disclosures.
Term Loan
As of January 1, 2022, a wholly owned subsidiary of Kodiak had a $400 million Term Loan pursuant to a credit agreement with unaffiliated unsecured lenders and Wells Fargo Bank, N.A., as administrative agent. On May 19, 2022, we entered into the Term Loan Credit Agreement whereby we increased the aggregate commitments under the Term Loan from $400 million to $1 billion.
On March 31, 2023, our wholly owned subsidiary entered into the First Amendment to the Term Loan Credit Agreement, which extended the maturity date to September 22, 2028.
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
2029 Notes Indenture
On February 2, 2024, Kodiak Services issued $750,000,000 aggregate principal amount of 7.250% senior notes due 2029 (the “Notes”), pursuant to an indenture, dated February 2, 2024 (the “Indenture”), by and among Kodiak Services, Kodiak Gas Services, Inc., certain other subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee.
In the event that the Merger is not consummated on or prior to January 1, 2025, or at any time prior to January 1, 2025, the Merger Agreement is terminated without the consummation of the Merger, Kodiak Services will be required to redeem all of the Notes at a price equal to 100% of issue price of the Notes plus accrued and unpaid interest to, but excluding, the redemption date. At any time prior to February 15, 2026, Kodiak Services may, on any one or more occasions, redeem all or part of the Notes, at a redemption price equal to 100% of the principal amount of the Notes plus a “make-whole” premium plus accrued and unpaid interest, if any, up to, but not including, the redemption date. At any time prior to February 15, 2026, Kodiak Services may also redeem up to 40% of the aggregate principal amount of the Notes with an amount of cash not greater than the net cash proceeds from one or more equity offerings, at a redemption price of 107.250% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, up to, but not including, the redemption date, as long as at least 50% of the aggregate principal amount of the Notes originally issued remains outstanding after each such redemption and the redemption occurs within 180 days after the date of the closing of such equity offering. On or after February 15, 2026, Kodiak Services may, on any one or more occasions, redeem all or part of the Notes at the following redemption prices: 103.625% beginning on February 15, 2026; 101.813% beginning on February 15, 2027; and 100.000% beginning on February 15, 2028. The Indenture contains certain covenants that limit the ability of Kodiak and its restricted subsidiaries, including Kodiak Services, to make distributions on, purchase or redeem Kodiak’s equity interests or repurchase or redeem contractually subordinated indebtedness; make certain investments; incur or guarantee additional indebtedness, issue any disqualified stock, or issue other preferred securities (other than non-economic preferred securities); create or incur certain liens to secure indebtedness; sell or otherwise dispose of assets; consolidate with or merge with or into another person; enter into transactions with affiliates; and create unrestricted subsidiaries. If the Notes achieve an investment grade rating from any two of Moody’s Investors Service, Inc. (“Moody’s”), S&P Global Ratings (“S&P”) and Fitch Ratings, Inc. (“Fitch”) and no default under the Indenture exists, many of the foregoing covenants will terminate. If Kodiak or Kodiak Services experiences certain kinds of changes of control and Moody’s, S&P or Fitch decreases their rating of the Notes as a result thereof within 60 days, holders of the Notes will be entitled to require Kodiak Services to repurchase all or any part of that holder’s notes at a price of 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest, if any, on the notes repurchased to the date of settlement. The Indenture also contains customary events of default.
Derivatives and Hedging Activities
To mitigate a portion of the exposure to fluctuations in the variable interest rate of the ABL Facility and the Term Loan, we have entered into various derivative instruments.
Our interest rate swaps exchange variable interest rates for fixed interest rates. We have not designated any derivative instruments as hedges for accounting purposes and do not enter into such instruments for speculative or trading purposes. See Note 10 (“Derivative Instruments”) to the Consolidated Financial Statements included elsewhere in this Annual Report.
Parent Entity Distribution
On June 27, 2023, we made a cash distribution of $42.3 million to a parent entity of Kodiak Holdings prior to the consummation of the IPO, of which $11.0 million was funded with cash on hand and $31.3 million was funded with borrowings under the ABL Facility.
Non-GAAP Financial Measures
Management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include the non-GAAP financial measures of Adjusted Gross Margin, Adjusted Gross Margin Percentage, Adjusted EBITDA, Adjusted EBITDA Percentage, Discretionary Cash Flow, and Free Cash Flow.
Adjusted Gross Margin and Adjusted Gross Margin Percentage
Adjusted Gross Margin is a non-GAAP financial measure. We define Adjusted Gross Margin as revenue less cost of operations, exclusive of depreciation and amortization expense. We define Adjusted Gross Margin Percentage as Adjusted Gross Margin divided by total revenues. We believe that Adjusted Gross Margin is useful as a supplemental measure of our operating profitability. Adjusted Gross Margin is impacted primarily by the pricing trends for service operations and cost of operations, including labor rates for service technicians, volume and per compression unit costs for lubricant oils and coolants, quantity and pricing of routine preventative maintenance on compression units and property tax rates on compression units. Adjusted Gross Margin should not be considered an alternative to, or more meaningful than, gross margin or any other measure of financial performance presented in accordance with GAAP. Moreover, Adjusted Gross Margin as presented may not be comparable to similarly titled measures of other companies. Because we capitalize assets, depreciation and amortization of equipment is a necessary element of our costs. To compensate for the limitations of Adjusted Gross Margin as a measure of our performance, we believe that it is important to consider gross margin determined under GAAP, as well as Adjusted Gross Margin, to evaluate our operating profitability.

Adjusted Gross Margin for Compression Operations

	Year Ended December 31,
	2023	2022

	(in thousands)
Total Revenues	$735,605	$654,957
Cost of sales (excluding depreciation and amortization)	(257,092)	(225,715)
Depreciation and amortization	(182,869)	(174,463)
Gross margin	$295,644	$254,779
Gross Margin Percentage	40.2%	38.9%
Depreciation and amortization	182,869	174,463
Adjusted Gross Margin	$478,513	$429,242
Adjusted Gross Margin Percentage(1)	65.1%	65.5%
(1)Calculated using Adjusted Gross Margin for Compression Operations as a percentage of total Compression Operations revenues.
Adjusted Gross Margin for Other Services

	Year Ended December 31,
	2023	2022

	(in thousands)
Total Revenues	$114,776	$52,956
Cost of sales (excluding depreciation and amortization)	(93,779)	(41,636)
Depreciation and amortization	—	—
Gross margin	$20,997	$11,320
Gross Margin Percentage	18.3%	21.4%
Depreciation and amortization	—	—
Adjusted Gross Margin	$20,997	$11,320
Adjusted Gross Margin Percentage(1)	18.3%	21.4%
(1)Calculated using Adjusted Gross Margin for Other Services as a percentage of total Other Services revenues.
Adjusted EBITDA and Adjusted EBITDA Percentage
We define Adjusted EBITDA as net income (loss) before interest expense, net; income tax expense (benefit); and depreciation and amortization; plus (i) loss on extinguishment of debt; (ii) loss (gain) on derivatives; (iii) equity compensation expense; (iv) transaction expenses; (v) loss (gain) on sale of assets; and (vi) impairment of compression equipment. We define Adjusted EBITDA Percentage as Adjusted EBITDA divided by total revenues. Adjusted EBITDA and Adjusted EBITDA Percentage are used as supplemental financial measures by our management and external users of our financial statements, such as investors, commercial banks and other financial institutions, to assess:
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
The following table reconciles net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA, its most directly comparable Non-GAAP financial measure, for each of the periods presented (in thousands):

	Year Ended December 31,
	2023	2022
Net income	$20,066	$106,265
Interest expense, net	222,514	165,867
Income tax expense	15,070	33,092
Depreciation and amortization	182,869	174,463
Loss on extinguishment of debt	6,757	—
Gain on derivatives	(20,266)	(83,116)
Equity compensation expense (1)	5,914	971
Transaction expenses (2)	6,001	2,370
Gain on sale of assets	(777)	(874)
Adjusted EBITDA	$438,148	$399,038
Adjusted EBITDA Percentage	51.5%	56.4%
(1)For the years ended December 31, 2023 and 2022, there were $5.9 million and $1.0 million, respectively, of non-cash adjustments for equity compensation expense.
(2)Represents certain costs associated with non-recurring professional services, our equity owners’ expenses and other costs.

The following table reconciles net cash provided by operating activities to Adjusted EBITDA for each of the periods presented (in thousands):

	Year Ended December 31,
	2023	2022
Net cash provided by operating activities	$266,326	$219,846
Interest expense, net	222,514	165,867
Income tax expense	15,070	33,092
Deferred tax provision	(7,863)	(27,301)
Cash (received) paid on derivatives	(63,156)	4,247
Loss on extinguishment of debt	2,398	—
Transaction expenses(1)	6,001	2,370
Other(2)	(25,622)	(17,130)
Change in operating assets and liabilities	22,480	18,047
Adjusted EBITDA	$438,148	$399,038
(1)Represents certain costs associated with non-recurring professional services, our equity owners’ expenses and other costs.
(2)Includes amortization of debt issuance costs, non-cash lease expense, provision for credit losses and inventory reserve.
Discretionary Cash Flow
We define Discretionary Cash Flow as net cash provided by operating activities less (i) maintenance capital expenditures; (ii) gain (loss) on sale of property, plant and equipment; (iii) certain changes in operating assets and liabilities; and (iv) certain other expenses; plus (x) cash loss on extinguishment of debt; and (y) transaction expenses. We believe Discretionary Cash Flow is a useful liquidity and performance measure and supplemental financial measure for us in assessing our ability to pay cash dividends to our stockholders, make growth capital expenditures and assess our operating performance. Our ability to pay dividends is subject to limitations due to restrictions contained in our ABL Credit Agreement as further described elsewhere herein. Discretionary Cash Flow is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP, such as revenues, net income, operating income (loss) or cash flows from operating activities. Discretionary Cash Flow as presented may not be comparable to similarly titled measures of other companies.
Free Cash Flow
We define Free Cash Flow as net cash provided by operating activities less (i) maintenance capital expenditures; (ii) gain (loss) on sale of property, plant and equipment; (iii) certain changes in operating assets and liabilities; (iv) certain other expenses; and (v) net growth capital expenditures; plus (x) cash loss on extinguishment of debt; (y) transaction expenses; and (z) proceeds from sale of property, plant and equipment. We believe Free Cash Flow is a liquidity measure and useful supplemental financial measure for us in assessing our ability to pursue business opportunities and investments to grow our business and to service our debt. Free Cash Flow is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP, such as revenues, net income (loss), operating income (loss) or cash flows from operating activities. Free Cash Flow as presented may not be comparable to similarly titled measures of other companies.

The following table reconciles net cash provided by operating activities, to Discretionary Cash Flow, and Free Cash Flow for each of the periods presented (in thousands):

	Year Ended December 31,
	2023	2022
Net cash provided by operating activities	$266,326	$219,846
Maintenance capital expenditures(1)	(36,990)	(48,313)
Loss on extinguishment of debt	2,398	—
Transaction expenses(2)	6,001	2,370
Gain on sale of property, plant and equipment	(777)	(874)
Change in operating assets and liabilities	22,480	18,047
Other(3)	(11,289)	(2,529)
Discretionary Cash Flow	$248,149	$188,547
Growth capital expenditures(4)(5)	(184,487)	(212,953)
Proceeds from sale of capital assets	1,449	8,082
Free Cash Flow	$65,111	$(16,324)
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
(4)For the years ended December 31, 2023 and 2022, growth capital expenditures includes a $1.7 million increase and a $1.9 million increase in accrued capital expenditures, respectively.
(5)For the years ended December 31, 2023 and 2022, there were $26.6 million and $7.4 million of non-unit growth capital expenditures, respectively. Remaining amounts for the years ended December 31, 2023 and 2022 represent growth capital expenditures to expand our compression fleet. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Requirements—Capital Expenditures” for information regarding amounts designated as growth capital expenditures.

The following table reconciles net income to Discretionary Cash Flow and Free Cash Flow, for each of the periods presented (in thousands):

	Year Ended December 31,
	2023	2022
Net income	$20,066	$106,265
Depreciation and amortization	182,869	174,463
Change in fair value of derivatives	42,890	(87,363)
Loss on extinguishment of debt	6,757	—
Deferred tax provision	7,863	27,301
Amortization of debt issuance costs	13,556	13,727
Equity compensation expense(1)	5,914	971
Transaction expenses(2)	6,001	2,370
Gain on sale of property, plant and equipment	(777)	(874)
Maintenance capital expenditures(3)	(36,990)	(48,313)
Discretionary Cash Flow	$248,149	$188,547
Growth capital expenditures (4)(5)	(184,487)	(212,953)
Proceeds from sale of capital assets	1,449	8,082
Free Cash Flow	$65,111	$(16,324)
(1)For the years ended December 31, 2023 and 2022, there were $5.9 million and $1.0 million, respectively, of non-cash adjustments for equity compensation expense.
(2)Represents certain costs associated with non-recurring professional services, our equity owners’ expenses and other costs.
(3)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Requirements—Capital Expenditures” for information regarding amounts designated as maintenance capital expenditures.
(4)For the years ended December 31, 2023 and 2022, growth capital expenditures includes a $1.7 million increase and a $1.9 million increase in accrued capital expenditures, respectively.
(5)For the years ended December 31, 2023 and 2022, there were $26.6 million and $7.4 million of non-unit growth capital expenditures, respectively. Remaining amounts for the years ended December 31, 2023 and 2022 represent growth capital expenditures to expand our operating capacity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Requirements—Capital Expenditures” for information regarding amounts designated as growth capital expenditures.
Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations is based upon certain financial estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. The accounting estimates that we believe require management’s most difficult, subjective or complex judgments and are the most critical to its reporting of results of operations and financial position are as follows:
Revenue Recognition over Time
The Company enters into contracts to provide compressor station construction services to customers under its Other Services segment. Construction service contracts consist of a highly integrated set of tasks and components and accordingly are accounted for as a single performance obligation. Because the Company’s performance creates and enhances assets that are controlled by customers, the Company recognizes construction services revenue over time.

The measure of progress used to recognize construction services revenue is a cost-to-cost measure of progress because it most faithfully depicts the Company’s performance on the contract. Under the cost-to-cost measure of progress, the percentage of completion of each contract is measured based on the transaction price and the ratio of actual costs incurred to total estimated costs expected for the construction services. This input method requires management to estimate total future costs to complete a construction project, such as labor, raw materials, and subcontract costs.
Estimates are based on conditions and information available at the time the estimate is made, as well as the knowledge and experience of the Company’s engineers, project managers, and financial professionals. Factors that must be considered in estimating the total costs to be incurred under a construction services contract include labor productivity and availability, the nature and complexity of work to be performed, the impact of change orders, availability of raw materials and the impact of delayed performance. Events or changes in circumstances can cause management’s estimates to be revised, which may result in significant adjustments to revenue amounts previously recognized. If changes to the scope of services or estimates of total cost occur, an adjustment to the transaction price or total estimated cost is recognized in the period of change.
Approximately 12% of the Company’s revenue in 2023, 7% in 2022, and 3% in 2021, was recognized under this method.
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
No events or circumstances occurred that indicated that the fair value of the entity may be below its carrying amount; therefore, no goodwill impairment was recorded for the years ended December 31, 2023 and 2022.
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
Impairment losses are recognized in the period in which the impairment occurs and represent the excess of the asset carrying value over its fair value estimated using future discounted net cash flows. No impairment was recorded for the years ended December 31, 2023 and 2022. In December 2021, certain compression equipment was identified as not being part of our ongoing operations. As such, a recoverability assessment was performed, and fair value was assessed using a combination of market and cost approaches. Based on the assessed fair value, an impairment expense of $9.1 million was recorded for the year ended December 31, 2021.
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
As of December 31, 2023, based on the information currently available, we have accrued a contingent liability of approximately $28.8 million relating to the Sales Tax Audit for the periods currently under audit classified in accrued liabilities on the consolidated balance sheet.
As of December 31, 2023, there are no other legal matters for which resolution could have a material adverse effect on the consolidated financial statements.
Fair Value of Derivative Instruments
We use any of three valuation approaches to measure fair value: the market approach, the income approach, and the cost approach in determining the appropriate valuation methodologies based on the nature of the asset or liability being measured and the reliability of the inputs used in arriving at fair value.
We record derivative instruments at fair value using Level 2 inputs of the fair value hierarchy. The interest rate swaps and interest rate collars are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs from actively quoted public markets, including interest rate curves and credit spreads.
As of December 31, 2023, $22.5 million was recorded for the fair value of the asset of the derivative instruments compared to $65.3 million asset of the derivative instruments recorded as of December 31, 2022.
Recently Adopted Accounting Pronouncements
See Note 2 (“Summary of Significant Accounting Policies”) to our Consolidated Financial Statements included elsewhere in this Annual Report.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our primary exposure to interest rate risk results from outstanding borrowings under the ABL Facility, which has a floating interest rate component. We use interest rate derivative instruments to manage our exposure to fluctuations in these variable interest rate components.
As of December 31, 2023 and 2022, we had $1.8 billion and $1.8 billion, respectively, outstanding under the ABL Facility and $1.225 billion and $1.325 billion outstanding and effective notional amounts of floating to fixed interest rate swaps, respectively, which we attribute to our borrowings under our ABL Facility. Excluding the effect of interest rate swaps, the average annualized interest rate incurred on the ABL Facility for borrowings during the year ended December 31, 2023 was approximately 8.30% and we estimate that a 1.0% increase in the applicable average interest rates for the year ended December 31, 2023 would have resulted in an estimated $17.9 million increase in ABL-related interest expense.
Counterparty Risk
Our credit exposure generally relates to receivables for services provided and a counterparty's failure to meet its obligations under a derivatives contract with the Company. If any significant customer of ours should have credit or financial problems resulting in a delay or failure to pay the amount it owes us, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, if any significant vendor of ours should have financial problems or operational delays, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, an affiliate of one of our customers in the Powder River Basin has been undergoing a bankruptcy proceeding since 2019. Such customer has from time to time been late in remitting payment for our Compression Operations, which we have continued to deliver, and we are pursuing prompt payment of the amount owed. We do not expect the amount owed presents any material concentration risk. If payment is not timely remitted, we expect to suspend services to such customer. For the year ended December 31, 2023 2023, 2022 and 2021, the Company recorded credit loss of $7.1 million, $0.1 million and a recovery of $0.5 million, respectively related to the collectability of outstanding receivables.

The Company uses credit and other financial criteria to evaluate the credit standing of, and to select, counterparties to its derivative instruments. Although the Company does not obtain collateral or otherwise secure the fair value of its derivative instruments, associated credit risk is mitigated by the Company's risk management policies and procedures.
Concentration Risk
For the year ended December 31, 2023 and December 31, 2022, our four largest customers accounted for approximately 38% and 39%, respectively, of our recurring revenues, with no single customer accounting for more than 14% for both periods. If any significant customer of ours should discontinue their relationship with us, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

Item 8.    Financial Statements and Supplementary Data.
The financial statements and supplementary information specified by this Item 8 are presented in Part IV, Item 15 “Exhibits and Financial Statement Schedules”.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2023, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Remediation of Previously Reported Material Weakness in Internal Control over Financial Reporting
As previously disclosed in the Company's Form 10-Q for the quarter ended June 30, 2023, a material weakness in our internal control over financial reporting existed as of June 30, 2023, relating to the proper inclusion of an out of period adjustment in the preparation of comparable interim unaudited condensed consolidated financial statements, which resulted in an adjustment to the amounts recorded for our derivative interest rate swaps for the period ended March 31, 2022. During the year ended December 31, 2023, we implemented the following controls to improve our internal control over financial reporting to address this material weakness:
•Evaluated closing entries within each respective historical period and account balance by formally documenting and tracking out of period adjustments.
•Enhanced our assessment of out of period adjustments for inclusion in comparable interim unaudited condensed financial statements to ensure transactions are recorded in the appropriate reporting period.
•Engaged an outside firm to assist management with (i) reviewing our current processes, procedures, and systems and assessing the design of controls to identify opportunities to enhance the design of controls that would address relevant risks identified by management, and (ii) enhancing and implementing protocols to retain sufficient documentary evidence of operating effectiveness of such controls.
These enhanced controls and engagement of an outside firm to assist management resulted in an improved internal control environment that have been implemented for a sufficient length of time for management to conclude, through testing the design and operating effectiveness of these controls, that we have fully remediated the material weakness.

Management’s Annual Report on Internal Control over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Inherent Limitations on Effectiveness of Controls

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all control issues or misstatements. Accordingly, our controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our control system are met. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become adequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting

Other than the controls implemented to remediate the previously identified material weakness described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
Securities Trading Plans of Directors and Executive Officers
During the year covered by this Annual Report, none of our directors or “officers” (as such term is defined in Rule16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).
Second Amended and Restated Bylaws
On March 1, 2024, our board of directors approved and adopted the second amended and restated bylaws of the Company (as so amended and restated, the “Kodiak Bylaws”). The bylaws were amended to clarify the scope of certain disclosure requirements relating to stockholder notices of director nominations and proposals of other business at a stockholder meeting. The Kodiak Bylaws supersede and replace the Company’s amended and restated bylaws that were in effect immediately prior to the adoption of the Kodiak Bylaws. The foregoing summary of the Kodiak Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Kodiak Bylaws, a copy of which is filed as Exhibit 3.2 to this Annual Report and is incorporated into this Item 9B by reference.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated herein by reference from our definitive proxy statement, which will be filed no later than 120 days after December 31, 2023.
Item 11.    Executive Compensation
The information required by Item 11 is incorporated herein by reference from our definitive proxy statement, which will be filed no later than 120 days after December 31, 2023.
Item 12.    Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Equity Compensation Plan Information as of December 31, 2023
Our equity compensation plans approved by our shareholders provide for the issuance of common stock to officers, employees, directors and consultants. The following table sets forth information regarding outstanding RSUs and PSUs, and shares available for future issuance under these plans as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)(1)	(b)(2)	(c)(3)
Equity compensation plans approved by security holders	1,391,478	—	4,983,522
Equity compensation plans not approved by security holders	—	—	—
Total	1,391,478	$—	4,983,522
(1) This column reflects all shares of common stock subject to outstanding RSUs and PSUs, in each case, granted under the Omnibus Plan. The PSUs included in this column represent the number of shares that may be issued upon vesting if the target performance goal is achieved during the three-year performance period. See Note 12 (“Stockholders' Equity”) to our Financial Statements for further details of our Omnibus Plan. Because the number of shares of common stock to be issued upon settlement of outstanding PSUs is subject to performance conditions, the number of shares of common stock actually issued may be substantially more or less than the number reflected in this column.
(2) Only RSUs and PSUs are reflected in column (a); there is no weighted-average exercise price associated with these awards.
(3) This column reflects the total number of shares of common stock remaining available for issuance under the Omnibus Plan as of December 31, 2023, excluding shares subject to outstanding awards reflected in column (a).
The additional information required by this Item 12 will be incorporated herein by reference from our definitive proxy statement, which will be filed no later than 120 days after December 31, 2023
Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference from our definitive proxy statement, which will be filed no later than 120 days after December 31, 2023.
Item 14.    Principal Accounting Fees and Services
Our independent registered public accounting firm is BDO USA, P.C. (PCAOB ID No.243).
The information required by Item 14 is incorporated herein by reference from our definitive proxy statement, which will be filed no later than 120 days after December 31, 2023.

Part IV
Item 15.    Exhibits and Financial Statement Schedules
(a) Documents filed as a part of this report.
1.Financial Statements. See “Index to Consolidated Financial Statements” set forth on Page F-1.
2.Financial Statement Schedule
All financial statement schedules are omitted because they are not applicable or the information is set forth in the consolidated financial statements or notes thereto within Item 8 “Financial Statements and Supplementary Data.”
3.Exhibits
The following documents are filed as exhibits to this Annual Report:

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of December 19, 2023, by and among Kodiak Gas Services, Inc., Kick Stock Merger Sub, LLC, Kick LP Merger Sub, LLC, Kick GP Merger Sub, LLC, CSI Compressco LP and CSI Compressco GP (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2023).

3.1
Amended and Restated Certificate of Incorporation of Kodiak Gas Services, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2023).

3.2*	Second Amended and Restated Bylaws of Kodiak Gas Services, Inc.

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

4.3
Indenture, dated as of February 2, 2024, by and among Kodiak Gas Services, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (including Form of Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2024).

10.1†	Kodiak Gas Services, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2023).

10.2†
Form of Restricted Stock Unit Grant Notice for Executives (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-273118) filed with the SEC on July 5, 2023).

10.3†
Form of Restricted Stock Unit Grant Notice for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-273118) filed with the SEC on July 5, 2023).

10.4†
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

10.6
Fourth Amended and Restated ABL Credit Agreement, dated as of March 22, 2023, among Frontier Intermediate Holding, LLC, Kodiak Gas Services, LLC, the other obligors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-271050) filed with the SEC on June 20, 2023).

10.7
First Amendment to Fourth Amended and Restated ABL Credit Agreement, dated as of May 31, 2023, among Frontier Intermediate Holding, LLC, Kodiak Gas Services, LLC, the other obligors party thereto, the lenders party thereto, and JP Morgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-271050) filed with the SEC on June 20, 2023).

10.8
Second Amendment to Fourth Amended and Restated ABL Credit Agreement, dated as of June 27, 2023, among Frontier Intermediate Holding, LLC, Kodiak Gas Services, LLC, the other obligors party thereto, the lenders party thereto, and JP Morgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41732) filed with the SEC on August 10, 2023).

10.9
Third Amendment to Fourth Amended and Restated ABL Credit Agreement, dated as of January 22, 2024 among Frontier Intermediate Holding, LLC, Kodiak Gas Services, LLC, the other obligors party thereto, the lenders party thereto, and JP Morgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2024).

10.10†
Form of Indemnification Agreement between Kodiak Gas Services, Inc. and each of the directors and officers thereof (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-271050) filed with the SEC on March 31, 2023).

10.11*†	Executive Severance Plan of Kodiak Gas Services, Inc.

10.12†
Form of Executive Severance Plan Participation Agreement of Kodiak Gas Services, Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2023).

10.13
Assumption, Ratification and Confirmation Agreement, dated as of June 29, 2023, by and among Kodiak Gas Services, Inc., Frontier Intermediate Holding, LLC, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2023).

21.1*	List of Subsidiaries

23.1*	Consent of BDO USA, P.C.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Clawback Policy of Kodiak Gas Services, Inc.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________
*Filed herewith.
**Furnished herewith.
†    Management compensatory plan or contract.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kodiak Gas Services, Inc.

Date: March 7, 2024	By:	/s/ Robert M. McKee
Robert M. McKee
President, Chief Executive Officer and Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2024.

Signature	Title

/s/ Robert M. McKee	President, Chief Executive Officer and Director
Robert M. McKee	(Principal Executive Officer)

/s/ John B. Griggs	Executive Vice President and Chief Financial Officer
John B. Griggs	(Principal Financial Officer)

/s/ Ewan W. Hamilton	Executive Vice President and Chief Accounting Officer
Ewan W. Hamilton	(Principal Accounting Officer)

/s/ Alex Darden	Director
Alex Darden

/s/ Christopher Drumgoole	Director
Christopher Drumgoole

/s/ Gretchen Holloway	Director
Gretchen Holloway

/s/ Jon-Al Duplantier	Director
Jon-Al Duplantier

/s/ Margaret C. Montana	Director
Margaret C. Montana

/s/ Nirav Shah	Director
Nirav Shah

/s/ Randall Hogan	Director
Randall Hogan

/s/ Terry Bonno	Director
Terry Bonno

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Kodiak Gas Services, Inc.
The Woodlands, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kodiak Gas Services, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ BDO USA, P.C.
We have served as the Company's auditor since 2020.
Houston, Texas
March 7, 2024

KODIAK GAS SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$5,562	$20,431
Accounts receivable, net	113,192	97,551
Inventories, net	76,238	72,155
Fair value of derivative instruments	8,194	823
Contract assets	17,424	3,555
Prepaid expenses and other current assets	10,353	9,520
Total current assets	230,963	204,035
Property, plant and equipment, net	2,536,091	2,488,682
Operating lease right-of-use assets, net	33,716	9,827
Goodwill	305,553	305,553
Identifiable intangible assets, net	122,888	132,362
Fair value of derivative instruments	14,256	64,517
Other assets	639	564
Total assets	$3,244,106	$3,205,540
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$49,842	$37,992
Accrued liabilities	97,078	93,873
Contract liabilities	63,709	57,109
Total current liabilities	210,629	188,974
Long-term debt, net of unamortized debt issuance cost	1,791,460	2,720,019
Operating lease liabilities, net of current portion	34,468	6,754
Deferred tax liabilities	62,748	57,155
Other liabilities	2,148	3,545
Total liabilities	2,101,453	2,976,447
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.01 par value; 50,000,000 shares of preferred stock authorized, zero issued as of December 31, 2023 and 2022, respectively	—	—
Common stock, par value $0.01 per share; 750,000,000 shares of common stock authorized, 77,400,000 and 59,000,000 shares of common stock issued and outstanding as of December 31, 2023 and 2022, respectively	774	590
Additional paid-in capital	963,760	33,189
Retained earnings	178,119	195,314
Total stockholders’ equity	1,142,653	229,093
Total liabilities and stockholders’ equity	$3,244,106	$3,205,540
See accompanying notes to the consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Compression Operations	$735,605	$654,957	$583,070
Other Services	114,776	52,956	23,305
Total revenues	850,381	707,913	606,375
Operating expenses:
Cost of operations (exclusive of depreciation and amortization shown below):
Compression Operations (related party amount of $138 for the year ended December 31, 2023)	257,092	225,715	192,813
Other Services	93,779	41,636	17,364
Depreciation and amortization	182,869	174,463	160,045
Selling, general and administrative	73,308	44,882	37,665
Long-lived asset impairment	—	—	9,107
(Gain) loss on sale of property, plant and equipment	(777)	(874)	426
Total operating expenses	606,271	485,822	417,420
Income from operations	244,110	222,091	188,955
Other income (expenses):
Interest expense	(222,514)	(165,867)	(84,640)
Loss on extinguishment of debt	(6,757)	—	—
Gain on derivatives	20,266	83,116	18,174
Other income (expense)	31	17	(99)
Total other expenses	(208,974)	(82,734)	(66,565)
Income before income taxes	35,136	139,357	122,390
Income tax expense (benefit)	15,070	33,092	(58,573)
Net income	$20,066	$106,265	$180,963

Earnings per share:
Basic earnings per share	$0.29	$1.80	$3.07
Diluted earnings per share	$0.29	$1.80	$3.07
Basic weighted average shares of common stock outstanding	68,058,630	59,000,000	59,000,000
Diluted weighted average shares of common stock outstanding	68,327,018	59,000,000	59,000,000
See accompanying notes to the consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Shares		Additional Paid- In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2021	59,000,000	$590	$847,673	$(92,977)	$755,286
Contribution from parent	—	—	24,000	—	24,000
Equity compensation - profits interests	—	—	(270)	1,224	954
Distribution to parent	—	—	—	(1,132)	(1,132)
Net income	—	—	—	180,963	180,963
Balance, December 31, 2021	59,000,000	590	871,403	88,078	960,071
Equity compensation - profits interests	—	—	(214)	971	757
Distribution to parent	—	—	(838,000)	—	(838,000)
Net income	—	—	—	106,265	106,265
Balance, December 31, 2022	59,000,000	590	33,189	195,314	229,093
Distribution to parent	—	—	(33,189)	(9,111)	(42,300)
Proceeds from initial public offering, net of underwriter discounts	18,400,000	184	277,656	—	277,840
Offering costs	—	—	(10,848)	—	(10,848)
Debt Novation	—	—	692,099	—	692,099
Equity compensation - profits interests	—	—	—	1,643	1,643
Equity compensation - Omnibus Plan	—	—	4,271	—	4,271
Incentive award conversion	—	—	582	—	582
Dividends paid to stockholders	—	—	—	(29,793)	(29,793)
Net income	—	—	—	20,066	20,066
Balance, December 31, 2023	77,400,000	$774	$963,760	$178,119	$1,142,653
See accompanying notes to the consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$20,066	$106,265	$180,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	182,869	174,463	160,045
Stock-based compensation expense	5,914	971	1,224
Long-lived asset impairment	—	—	9,107
Amortization of debt issuance costs	13,556	13,727	6,944
Non-cash lease expense	4,465	2,817	—
Provision for credit losses	7,101	86	(538)
Inventory reserve	500	500	—
(Gain) loss on sale of property, plant and equipment	(777)	(874)	426
Change in fair value of derivatives	42,890	(87,363)	(40,827)
Deferred tax provision (benefit)	7,863	27,301	(60,972)
Loss on extinguishment of debt	4,359	—	—
Changes in operating assets and liabilities:
Accounts receivable	(22,742)	(16,887)	(14,936)
Inventories	(4,583)	(24,302)	(2,969)
Contract assets	(13,869)	(3,555)	—
Prepaid expenses and other current assets	(833)	(3,269)	1,399
Accounts payable	10,166	(1,518)	(2,776)
Accrued and other liabilities	2,781	25,579	5,240
Contract liabilities	6,600	5,905	7,648
Net cash provided by operating activities	266,326	219,846	249,978
Cash flows from investing activities:
Purchase of property, plant and equipment	(219,795)	(259,349)	(201,934)
Proceeds from sale of property, plant and equipment	1,449	8,082	13
Other	(75)	(115)	(113)
Net cash used in investing activities	(218,421)	(251,382)	(202,034)
Cash flows from financing activities:
Borrowings on debt instruments	1,020,102	1,613,886	564,109
Payments on debt instruments	(1,243,981)	(724,895)	(629,346)
Payment of debt issuance cost	(32,768)	(27,819)	(885)
Proceeds from initial public offering, net of underwriter discounts	277,840	—	—
Offering costs	(10,039)	—	—
Loss on extinguishment of debt	(1,835)	—	—
Dividends paid to stockholders	(29,793)	—	—
Contribution from parent	—	—	24,000
Distribution to parent	(42,300)	(838,000)	(1,132)
Net cash (used in) provided by financing activities	(62,774)	23,172	(43,254)
Net (decrease) increase in cash and cash equivalents	(14,869)	(8,364)	4,690
Cash and cash equivalents - beginning of year	20,431	28,795	24,105
Cash and cash equivalents - end of year	$5,562	$20,431	$28,795
Supplemental cash disclosures:
Cash paid for interest	$216,648	$143,441	$119,887
Cash paid for taxes	$9,762	$2,177	$1,850
Supplemental disclosure of non-cash investing activities:
Increase in accrued capital expenditures	$(1,682)	$(1,918)	$(6,961)
Purchase of property, plant and equipment through exchange of lease ROU asset	$3,227	$—	$—
Supplemental disclosure of non-cash financing activities:
Non-cash debt novation	$(689,829)	$—	$—
Non-cash loss on extinguishment of debt	$(563)	$—	$—
Non-cash offering costs	$(25)	$—	$—
See accompanying notes to the consolidated financial statements.

KODIAK GAS SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
Kodiak Gas Services, Inc. (the “Company”, “Kodiak” or “KGS”) began operations in 2011 as Kodiak Gas Services, LLC. Shortly after commencing operations, the Company acquired all the assets and liabilities of KGS Investments, Inc. On February 8, 2019, Kodiak was acquired by EQT Partners through Frontier Acquisition I, Inc. and Frontier Acquisition II, Inc. (collectively, “Frontier”). On October 24, 2019, Kodiak acquired Pegasus Optimization Managers, LLC (“Pegasus”), a provider of natural gas compression operations. Kodiak’s key areas of operation are located in the Permian Basin and Eagle Ford Shale with other areas of operation in the Powder River Basin, Mid-Continent Region, DJ Basin, Appalachian Basin, Barnett Shale / East Texas Region and Black Warrior Basin.

Kodiak is an operator of contract compression infrastructure and related services in the U.S. The Company operates the compression units under fixed-revenue contracts with upstream and midstream customers. The Company manages business through two operating segments: Compression Operations and Other Services. Compression Operations consists of operating Company- owned and customer-owned compression infrastructure for our customers to enable the production and gathering and transportation of natural gas and oil. Other Services consists of station construction, maintenance and overhaul, and other ancillary time and material-based offerings.

See Note 19 (“Segments”) to our Consolidated Financial Statements.
Stock Split
On June 20, 2023, Kodiak’s board of directors approved a 590,000-for-1 split (the “Stock Split”) of the Company’s common stock. Prior to the consummation of the initial public offering of the Company’s common stock (the “IPO”), the Company was 100% owned by its parent, Frontier TopCo Partnership, L.P. (“Kodiak Holdings”). The Stock Split became effective upon filing of the Company’s Amended and Restated Certificate of Incorporation on June 28, 2023 in connection with the IPO. The par value of the Company’s common stock was not adjusted as a result of the Stock Split, however, the number of shares that the Company is authorized to issue increased to 750,000,000. All share and per share data shown in the accompanying consolidated financial statements and related notes has been retroactively revised to give effect to the Stock Split for all periods presented.
IPO
On June 28, 2023, Kodiak’s Registration Statement on Form S-1 relating to the IPO was declared effective by the U.S. Securities and Exchange Commission (“SEC”) and the shares of its common stock began trading on the New York Stock Exchange on June 29, 2023. On July 3, 2023, the Company issued and sold 16,000,000 shares of common stock at a price to the public of $16.00 per share. The Company received net proceeds of approximately $230.8 million, after deducting expenses and underwriting discounts and commissions payable by the Company. On July 13, 2023, the Company issued and sold an additional 2,400,000 shares of common stock at a price to the public of $16.00 per share (referred to herein as the “over allotment”). The Company received net proceeds of approximately $36.2 million, after deducting underwriting discounts. The net proceeds were used for repayment of existing indebtedness, as described further in Note 9 (“Debt and Credit Facilities”), and general corporate purposes. After giving effect to these transactions, had 77,400,000 shares of common stock issued and outstanding.
Pending Merger with CSI Compressco
On December 19, 2023, Kodiak and certain of its subsidiaries entered into an agreement and plan of merger with CSI Compressco LP, a Delaware limited partnership (“CSI Compressco”), and CSI Compressco GP LLC, the sole general partner of CSI Compressco (the “Merger”) pursuant to which Kodiak agreed to acquire 100% of the issued and outstanding partnership interests of CSI Compressco in an all-equity transaction. Under certain circumstances, a termination of the merger agreement may occur. In the event of a termination, CSI Compressco may be required to pay the Company a breakup fee equal to $15 million or the Company may be required to pay CSI Compressco a reverse breakup fee equal to $20 million.

In connection with the closing of the Merger, Kodiak intends to (i) repay all amounts outstanding under CSI Compressco’s existing (a) Loan and Security Agreement, dated as of June 29, 2018, as amended, (b) Loan, Security and Guaranty Agreement, dated as of January 29, 2021, as amended, and to terminate such agreements and any security interests and guarantees in connection therewith and (ii) call for redemption, contingent upon consummation of the Merger, CSI Compressco’s existing (a) 7.50% First Lien Notes due 2025 and (b) 10.00%/10.75% Second Lien Notes due 2026, and to terminate any security interests and guarantees in connection therewith.

We expect to close the Merger in the second quarter of 2024, subject to the satisfaction of customary closing conditions, although we cannot assure you that we will complete the Merger on the terms contemplated or at all.

2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements of the Company have been prepared on the accrual basis using accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. These consolidated financial statements include the accounts of Kodiak and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation. In addition, certain prior year amounts have been reclassified to conform to the current year presentation.
Segment Information
The Company operates in two business segments. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, who is the Company’s chief executive officer (“CEO”), in deciding how to allocate resources and assessing performance. The Company has identified the operating segments as Compression Operations and Other Services. The CEO allocates resources and assesses performance of the two operating segments based upon discrete financial information at the operating segment level.
Compression Operations consists of operating Company-owned and customer-owned compression infrastructure for its customers, pursuant to fixed-revenue contracts to enable the production, gathering and transportation of natural gas and oil. Other Services consists of a full range of contract services to support the needs of our customers including station construction, maintenance and overhaul, and other ancillary time and material-based offerings. See Note 19 (“Segments”) to our Consolidated Financial Statements.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions used in preparing the accompanying consolidated financial statements. Significant estimates and assumptions that impact these consolidated financial statements relate to, among other things, capitalized installation costs and commissioning costs, fair value of derivative instruments, estimates of cost to complete on revenue contracts with customers, grant date fair value for the share-based equity awards, forecasting of our income tax (provision) benefit and the valuation of deferred taxes and useful lives of and salvage value of property, plant and equipment.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.
Revenue Recognition
The Company recognizes revenue when obligations under the terms of a contract with customer are satisfied. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or providing services to our customers. See Note 3 (“Revenue Recognition”) for more detailed information about revenue recognition for the years ended December 31, 2023, 2022 and 2021.
Accounts Receivable and Allowance for Credit Losses
Accounts receivables are recorded at their outstanding balances, net of any allowances for credit losses, if determined necessary. Accounts deemed uncollectible are applied against the allowance for credit losses. Recoveries of accounts receivable previously written off are recorded when received. There was $8.1 million and $0.9 million in allowance for credit losses at December 31, 2023 and 2022, respectively.
We utilize an aging schedule to determine our allowance for credit losses, and measure expected credit losses on a collective (pool) basis when similar risk characteristics exist. The risk characteristics are assessed based on the financial strength of the customer and overall business climate in which customer operates. If a customer does not share similar risk characteristics with other customers, we evaluate the customer’s outstanding trade receivables for expected credit losses on an individual basis. Each reporting period, we reassess our customers’ risk profiles and determine the appropriate asset pool classification, or perform individual assessments of expected credit losses, based on the customers’ risk characteristics at the reporting date.
Inventories
Inventories consist of (i) non-serialized spare parts, fluids and other supplies consumed in the performance of revenue-generating services and parts and supplies inventory for the repair and maintenance of the Company’s equipment fleet; and (ii) serialized parts consisting of components inventory to support the Company’s equipment fleet. Inventories are measured at the lower of cost or net realizable value. Non-serialized inventories' cost is determined using weighted-average cost. Serialized inventories' cost is determined using the specific-identification cost method. The Company recognizes decreases in inventory values for certain items through reductions of carrying values to lower of cost or net realizable value on an as needed basis. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on estimated shrinkage between physical inventory counts, changes in customer demand, technological developments, or other economic factors. For the years ended December 31, 2023 and 2022, the Company wrote off inventory reserves of $0.5 million and $0.5 million, respectively. For the year ended December 31, 2021, there was no write off of inventory reserves.
Property, Plant and Equipment, net
Property, plant and equipment acquired in connection with business combinations are recorded at fair value as of the date of acquisition. All other additions of property, plant and equipment, which primarily consist of compression equipment, are recorded at cost. The Company depreciates the cost of property, plant and equipment using the straight-line method over their estimated useful lives. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss are reflected in the accompanying consolidated statements of operations for the period. The cost of additions and improvements that extend the useful lives of property, plant and equipment beyond its original life are capitalized. Routine maintenance and repair items are charged to current operations.
The Company uses estimates to capitalize installation costs associated with the transport, installation, and commissioning of each compressor unit. Costs associated with these estimates include all direct costs required to get the unit in service for its intended use such as labor, parts, materials, and any other services that are unique in nature to each individual compressor unit. Capitalized installation costs are depreciated over the life of the agreement with the customer.
Impairment of Long-Lived Assets
Long-lived assets, including property, plant, and equipment, and other finite-lived identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances, including the removal of compressors from the active fleet, indicate that the carrying amount of an asset may not be recoverable. Such events and changes may include significant changes in performance relative to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in the Company’s business strategy, among others. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to estimated future undiscounted net cash flows expected to be generated by the asset. Impairment losses are recognized in the period in which the impairment occurs and represent the excess of the asset carrying value over its fair value. No impairment was recorded for the years ended December 31, 2023 and 2022. In December 2021, certain compression equipment was identified as not being part of the Company’s ongoing operations. As such, a recoverability assessment was performed, and fair value was assessed using a combination of a market and cost approach. Based on the assessed fair value, an impairment expense of $9.1 million was recorded for the year ended December 31, 2021.
Leases
As a result of the Company’s adoption of Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 842 Leases on January 1, 2022, the Company recorded an operating lease right-of-use (“ROU”) asset and an operating lease liability on the consolidated balance sheet. Under previous guidance, operating leases were not recorded to the balance sheet. The Company determines if an arrangement is a lease at commencement date. Operating leases are included in lease right-of-use assets, and operating lease liabilities in the Company’s consolidated balance sheets.
ROU lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments. ROU lease assets also include any lease payments made and exclude lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable costs such as the Company’s proportionate share of actual costs for utilities, common area maintenance, property taxes and insurance are not included in the lease liability and are recognized in the period in which they are incurred.
For short-term leases (leases that have terms of twelve months or less upon commencement), lease payments are recognized on a straight-line basis and no ROU assets are recorded. For certain equipment leases, such as office equipment, we have elected to account for the lease and non-lease components as a single lease component. The Company has elected to apply the bright line thresholds as established under ASC 840 in determining the classification of leases under ASC 842 as an accounting policy election.
As it relates to the Company’s compression operations service agreements, in which the Company is a lessor, the services' nonlease component is predominant over the compression package lease component and therefore recognition of these agreements follows the ASC 606 Revenue guidance.
Identifiable Intangible Assets, net
Identifiable intangible assets acquired in connection with business combinations are recorded at fair value as of the date of acquisition. The cost of identifiable intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, which is the period over which the assets are expected to contribute directly or indirectly to future cash flows. The Company’s identifiable intangible assets consist of trade name and customer relationships.
Goodwill
Goodwill represents the excess of acquisition consideration paid over the fair value of net assets and liabilities acquired. Goodwill is not amortized, but rather is reviewed for impairment on an annual basis (or more frequently if impairment indicators exist). The Company tests goodwill at the reporting unit level, which is the level for which there are distinct cash flows, products, capabilities and available financial information by first performing a qualitative assessment to determine if it is more likely than not that the carrying value of the entity exceeds its fair value. As of December 31, 2023 and 2022, the Company had two reporting units; however, the entire goodwill balance was allocated to the Company’s Compression Operations reporting unit.
The Company conducts an annual impairment test during the fourth quarter or more frequently if there are indicators that goodwill may be impaired. The Company first performs a qualitative assessment, and, if based on this assessment, it may be more likely than not that goodwill may be impaired then the Company must determine the fair value of the reporting unit and compare it to the reporting unit’s carrying value. Factors utilized in the qualitative assessment include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and Company specific events. Fair value of the reporting unit is determined based on the present value of estimated cash flows using available information regarding expected cash flows of each reporting unit, discount rates and the expected long-term cash flow growth rates. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired, and no further testing is performed. The Company records impairment when the carrying value exceeds the fair value and to the extent there is remaining goodwill in the reporting unit.
The Company performed a qualitative test during its fourth quarter and noted that there were no events or circumstances occurring that indicated that the fair value of the Compression Operations reporting unit may be below its carrying amount. No goodwill impairment was recorded for the years ended December 31, 2023, 2022, or 2021.
Application of the goodwill impairment test requires judgments, including a qualitative assessment to determine whether there are any impairment indicators, and determining the fair value of the reporting unit if an impairment indicator is present. A number of significant assumptions and estimates are involved in the application of the income approach to forecast future cash flows, including revenue and operating income growth rates, discount rates and other factors. While we believe that our estimates of current value are reasonable, if actual results differ from the estimates and judgments used including such items as future cash flows and the volatility inherent in markets which we serve, impairment charges against the carrying value of those assets could be required in the future.
Stock-based Compensation
Stock-based compensation expense is measured at the grant date of the share-based awards based on their fair value. Stock-based compensation expense is recognized on a straight-line basis over the vesting period and is included in selling, general and administrative expenses in the consolidated statements of operations. We do not estimate expected forfeitures, but recognize them as they occur. See Note 12 (“Stockholders' Equity”) for additional information related to stock based compensation.

Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the Basic Weighted Average Shares Outstanding plus all potential dilutive common shares outstanding during the period. For the year ended December 31, 2023, the Company had 268,388 dilutive common shares outstanding. The Company did not have any dilutive common shares outstanding during the years ended December 31, 2022 and 2021, respectively.
Debt Issuance Costs
Costs incurred related to debt issuance are deferred and amortized over the term of the related debt using a method that approximates the effective interest rate method. Unamortized debt issuance costs are recorded as a direct deduction from the carrying amount of the related loans on the consolidated balance sheets. Costs incurred in connection with revolving credit facilities are capitalized and amortized over the term of the loan.
Derivative Instruments
In accordance with ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”), the Company recognizes derivative instruments on the consolidated balance sheets at fair value and classifies them as current or long-term depending on the maturity of the derivative instrument and whether the net carrying value is in a net liability position. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and whether the Company has elected to designate the derivative as being in a hedging relationship. Currently, the Company’s interest rate swaps and interest rate collars are intended to economically hedge certain risks (“economic hedges”). The Company has elected not to apply hedge accounting to these instruments under ASC Topic 815 and does not enter into such instruments for speculative purposes; accordingly, all realized and unrealized gains and losses on derivative instruments have been recognized in the accompanying consolidated statements of operations as gain (loss) on derivatives.
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and deferred tax liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and deferred tax liabilities is recognized in income in the period that includes the enactment date. Management is not aware of any changes in tax laws or rates that would have a material impact on our financial position, results of operations or cash flows.
The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. If the Company does not generate, or expect to generate, sufficient taxable income, we may not realize the full benefit from our deferred tax assets, which would require us to record a valuation allowance in our tax provision in future years. As of each reporting date, we consider new evidence to evaluate the realizability of our net deferred tax asset position by assessing the available positive and negative evidence. Changes to the valuation allowance are reflected in the statement of operations. If the Company determines that it would not be able to realize its deferred tax assets in the future, in excess of their net recorded amount, the Company would increase the valuation allowance against deferred tax assets, which would increase the provision for income taxes.

The Company applies a “more-likely-than-not” recognition threshold for all tax uncertainties. This approach only allows the recognition of those tax benefits that have a greater than 50% percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing this approach, the Company has reviewed its tax positions and determined there were no outstanding or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities. The Company believes that there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within the next twelve months. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. None of the Company’s federal or state tax income tax returns are currently under examination by the Internal Revenue Service (“IRS”) or state authorities. However, fiscal years 2018 and later remain subject to examination by the IRS and respective states in the U.S.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law. The IRA contained significant tax law changes, including a corporate alternative minimum tax (“CAMT”) of 15% on adjusted financial statement income for applicable corporations, and a 1% excise tax on stock repurchases after December 31, 2022. The IRA also extended certain federal tax credits and creates new tax credits to promote sustainability initiatives. The Company examined the IRA and determined that it did not have a material impact on the consolidated financial statements. The Company will continue to monitor this legislation as additional guidance is issued by the U.S. Treasury Department.
Fair Value Measurements
The Company uses any of three valuation approaches to measure fair value: the market approach, the income approach, and the cost approach in determining the appropriate valuation methodologies based on the nature of the asset or liability being measured and the reliability of the inputs used in arriving at fair value.
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. These fair value measurements incorporate nonperformance risk (i.e., the risk that an obligation will not be fulfilled) and credit risk.

The Company follows the provisions of ASC 820, Fair Value Measurements (“ASC 820”) for non-financial assets and liabilities measured on a non-recurring basis such as on a potential impairment loss related to goodwill and long-lived assets and assets and liabilities acquired in a business combination. These measurements would be based on Level 3 inputs such as unobservable inputs, complex models, management estimates and sensitivity analysis.

The inputs used in applying valuation techniques include assumptions that market participants would use in pricing the asset or liability (i.e., assumptions about risk). Inputs may be observable or unobservable. The Company uses observable inputs in the Company’s valuation techniques and classifies those inputs in accordance with the fair value hierarchy established by applicable accounting guidance, which prioritizes those inputs. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).
The three levels of the valuation hierarchy are defined as follows:
•Level 1 – Observable inputs such as quoted prices in active markets at the measurement date for identical, unrestricted assets or liabilities.
•Level 2 – Other inputs that are observable directly or indirectly such as quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.
•Level 3 – Unobservable inputs for which there is little or no market data and which the Company makes its own assumptions about how market participants would price the assets and liabilities.
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
As of December 31, 2023 and 2022, the Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, derivative instruments and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable are representative of their respective Level 1 fair values due to the short-term maturity of these instruments. The Company's long-term debt applies floating interest rates to outstanding amounts; therefore, the carrying amount of the ABL facility approximates its Level 3 fair value.
The Company records derivative instruments at fair value using level 2 inputs of the fair value hierarchy. The interest rate swaps and interest rate collar are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. See Note 10 (“Derivative Instruments”) and Note 11 (“Fair Value Measurements”) for more details.
The contingent consideration liability from a prior year acquisition is measured at fair value each reporting period, using Level 3 unobservable inputs such as probability assessments of future cash flows, and changes in estimates of fair value are recognized in earnings. See Note 11 (“Fair Value Measurements”) for more details.
Concentrations of Credit Risk
The Company’s assets that are potentially subject to concentrations of credit risk are cash and cash equivalents and trade accounts receivable and contract assets. Cash balances are maintained in financial institutions which at times exceed federally insured limits. The Company monitors the financial condition of the financial institutions in which accounts are maintained and has not experienced any losses in such accounts. The accounts receivable and contract assets of the Company are spread over a number of customers, a majority of which are operators and suppliers to the natural gas and oil industries.
Major customers are defined as those individually comprising more than 10% of our revenues or accounts receivable, net balance. For the years ended December 31, 2023 and 2022, one customer comprised 12% of total revenues and all of these revenues were related to the Compression Operations segment. For the year ended December 31, 2021, two customers comprised 12% of total revenues each, and all of these revenues were related to the Compression Operations segment.
As of December 31, 2023 one customer comprised 14% of the Company's accounts receivable, net balance. As of December 31, 2022, two customers each comprised 11% of the accounts receivable, net balance, respectively.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments. Topic 326 states the Company is required to use an expected-loss model for its marketable debt securities, available-for sale, which requires that credit losses be presented as an allowance rather than as an impairment write-down. Reversals of credit losses (in situations in which the estimate of credit losses declines) is permitted in the reporting period that the change occurs. Current U.S. GAAP prohibits reflecting reversals of credit losses in current period earnings. The amendments in this update were adopted on January 1, 2023 using the modified retrospective approach and did not have a material impact on our consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments, (“ASU 2020-03”). ASU 2020-03 improves and clarifies various financial instruments topics, including the current expected credit loss standard (“CECL”). ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. This guidance is effective for the Company for fiscal years beginning after December 15, 2022. The Company adopted ASU 2016-13 as of January 1, 2023. Upon adoption, the amendments do not have a material impact on our consolidated financial statements.
Recently Issued Accounting Pronouncements
In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which improves reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendments in this update are effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 is to be applied on a retrospective basis. We are currently evaluating the impact of this standard on our disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09, requires the annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company’s annual reporting periods beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis, with a retrospective option. We are currently evaluating the impact of this standard on our disclosures.

3. Revenue Recognition
The following table disaggregates the Company’s revenue by type and timing of provision of services or transfer of goods (in thousands):

	Year Ended December 31,
	2023	2022	2021
Services provided over time:
Compression Operations	$728,032	$646,281	$573,073
Other Services	89,402	46,971	17,730
Total services provided over time	817,434	693,252	590,803
Services provided or goods transferred at a point in time:
Compression Operations	7,573	8,676	9,997
Other Services	25,374	5,985	5,575
Total services provided or goods transferred at a point in time	32,947	14,661	15,572
Total revenue	$850,381	$707,913	$606,375
The Company derives its revenue from contracts with customers, which comprise the following revenue streams:
Compression Operations
Compression Operations consists of operating Company-owned and customer-owned compression infrastructure for our customers, pursuant to fixed-revenue contracts enabling the production, gathering and transportation of natural gas and oil.
Compression Operations for Kodiak-owned, as well as customer-owned, compressors are generally satisfied over time as services are rendered at selected customer locations on a monthly basis and based upon specific performance criteria identified in the applicable contract. Terms are typically one to seven years and at the end of the term, transition to a month-to-month contract if not cancelled by either party. The monthly service for each location is substantially the same service month to month and is promised consecutively over the service contract term. The progress and performance of the service are measured consistently using a straight-line, time-based method as each month passes, because the performance obligations are satisfied evenly over the contract term as the customer simultaneously receives and consumes the benefits provided by the service. Consistent with the satisfaction of the performance obligations the customer renders payment for services over time in accordance with the terms of the contract.

If variable consideration exists, it is allocated to the distinct monthly service within the series to which such variable consideration relates. The Company has elected to apply the invoicing practical expedient to recognize revenue for such variable consideration, as the invoice corresponds to the value transferred to the customer based on our performance completed to date.

Service revenue earned primarily on freight and crane charges that are directly reimbursable by our customers are recognized at the point in time the service is provided and control is transferred to the customer. At such time, the customer has the ability to direct the use of the benefits of such service after the performance obligation is satisfied. The amount of consideration we receive and revenue we recognize is based upon the invoice amount.

There are typically no material obligations for returns, refunds, or warranties. The Company’s standard contracts do not usually include non-cash consideration.
Other Services
Other Services relates to compressor station construction services provided to certain customers and services provided based on time, parts and/or materials with contracted customers.
For most of the Company’s construction contracts, the customer contracts with the Company to provide a service of integrating a significant set of tasks and components into a single contract. Hence, the entire contract is accounted for as one performance obligation. The Company recognizes revenue over time as the Company's performance creates or enhances an asset that the customer controls as the asset is created or enhanced. For construction contracts, revenue is recognized using an input method. Measure of the progress towards satisfaction of the performance obligation is based on the actual amount of labor and material costs incurred. The amount of the transaction price recognized as revenue each reporting period is determined by multiplying the transaction price by the ratio of actual costs incurred to date to total estimated costs expected for the construction services. Payment terms and conditions vary by contract although terms generally include a requirement of payment upon completion of a milestone. Judgment is involved in the estimation of the progress to completion. Any adjustments to the measure of the progress to completion is accounted for on a prospective basis. Changes to the scope of service is recognized as an adjustment to the transaction price in the period in which the change order is agreed upon and executed. Losses on construction contracts, if any, are recognized in the period when the estimated loss is determined. There have been no losses recognized in the years ended December 31, 2023, 2022, and 2021, respectively.
Service provided based on time spent, parts and/or materials is generally short-term in nature and labor rates and parts pricing is agreed upon prior to commencing the service. The Company applies an estimated gross margin percentage, which is fixed based on historical time and materials-based service, to actual costs incurred. As revenue is recognized when time is incurred, this revenue is recognized at a point and time when the service is rendered.
Contract Assets and Liabilities
The Company recognizes a contract asset when the Company has the right to consideration in exchange for goods or services transferred to a customer. Contract assets are transferred to trade receivables when the rights become unconditional. The Company had contract assets of $17.4 million and $3.6 million as of December 31, 2023, and December 31, 2022, respectively. There was no contract asset balance as of January 1, 2022.
The Company records contract liabilities when cash payments are received or due in advance of performance. The Company’s contract liabilities were $63.7 million as of December 31, 2023. As of January 1, 2023 and 2022, the beginning balances for contract liabilities were $57.1 million and $51.2 million, respectively, all of which was recognized as revenue in the years ended December 31, 2023 and 2022, respectively.
Performance Obligations
As of December 31, 2023, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to the Company’s revenue for the Compression Operations segment is $1.1 billion.
The Company expects to recognize these remaining performance obligations as follows (in thousands):

	2024	2025	2026	2027	2028 and thereafter	Total
Remaining performance obligations	$597,530	$300,046	$130,436	$46,895	$7,944	$1,082,851
As of December 31, 2023, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to the Company’s revenue for the Other Services segment is $24.5 million, all of which is expected to be recognized by December 31, 2024.

4. Accounts Receivable, net
Accounts receivable, net consist of the following (in thousands):

	As of December 31,
	2023	2022	2021
Accounts receivable	$121,242	$98,500	$81,708
Allowance for credit losses	8,050	949	959
Accounts receivable, net	$113,192	$97,551	$80,749
The allowance for credit losses were $8.0 million and $0.9 million as of December 31, 2023 and 2022, respectively, which represents our best estimate of the amount of probable credit losses included within our existing accounts receivable balance.
The changes in our allowance for credit losses are as follows (in thousands):

Allowances for Credit Losses
Balance at January 1, 2021	$1,497
Current-period benefit from expected credit losses	(538)
Write-offs charged against allowance	—
Balance at December 31, 2021	$959
Current-period provision for expected credit losses	—
Write-offs charged against allowance	(10)
Balance at December 31, 2022	$949
Current-period provision for expected credit losses	7,101
Write-offs charged against allowance	—
Balance at December 31, 2023	$8,050
5. Inventories, net
Inventories consist of the following (in thousands):

	As of December 31,
	2023	2022
Non-serialized parts	$62,784	$61,082
Serialized parts	13,454	11,073
Total inventories	$76,238	$72,155

6. Property, Plant and Equipment, net
Property, plant and equipment, net consist of the following (in thousands):

	As of December 31,
	2023	2022
Compression equipment	$3,166,214	$2,973,599
Field equipment	19,286	15,501
Buildings and shipping containers	11,942	3,137
Technology hardware and software	11,161	6,698
Trailers and vehicles	9,885	7,193
Leasehold improvements	8,093	1,947
Furniture and fixtures	2,053	1,519
Land	743	—
Other	374	981
Total property, plant and equipment, gross	3,229,751	3,010,575
Less: accumulated depreciation	(693,660)	(521,893)
Property, plant and equipment, net	$2,536,091	$2,488,682
Depreciation expense was $173.4 million, $165.0 million, and $150.5 million for the years ended December 31, 2023, 2022, and 2021, respectively, and is recorded within depreciation and amortization on the accompanying consolidated statements of operations.
The estimated useful lives of assets are as follows:

Estimated Useful Life
Compression equipment	4-25 years
Field equipment	1-5 years
Buildings	25-40 years
Shipping containers	4 years
Technology hardware and software	3 years
Trailers and vehicles	5 years
Leasehold improvements	Shorter of remaining lease term or 5 years
Furniture and fixtures	7 years
Other	Shorter of remaining lease term or estimated useful life

7. Goodwill and Identifiable Intangible Assets, net
There were no changes in the carrying amount of goodwill during the years ended December 31, 2023, 2022, or 2021. All goodwill was allocated to the Company’s Compression Operations reporting unit.
The Company’s identifiable intangible assets consist of the following as of December 31, 2023 and 2022 (in thousands):

	As of December 31, 2023
	Original Cost	Accumulated Amortization	Net Amount	Remaining Weighted Average Amortization Period (years)
Trade name	$13,000	$(3,181)	$9,819	15.1
Customer relationships	150,000	(36,931)	113,069	12.8
Total identifiable intangible assets	$163,000	$(40,112)	$122,888

	As of December 31, 2022
	Original Cost	Accumulated Amortization	Net Amount	Remaining Weighted Average Amortization Period (years)
Trade name	$13,000	$(2,531)	$10,469	16.1
Customer relationships	150,000	(28,107)	121,893	13.8
Total identifiable intangible assets	$163,000	$(30,638)	$132,362
Amortization expense was $9.5 million for each of the years ended December 31, 2023, 2022, and 2021 and is recorded within depreciation and amortization on the consolidated statements of operations.
As of December 31, 2023, the following is a summary of future minimum amortization expense for identified intangible assets (in thousands):

Amount
Years ending December 31,
2024	$9,474
2025	9,474
2026	9,474
2027	9,474
2028	9,474
Thereafter	75,518
Total	$122,888
8. Leases

The Company maintains operating leases that grant us the right to use compression equipment, office spaces and certain corporate equipment. The Company’s leases have remaining lease terms of up to 13 years, some of which include options that permit renewals for additional periods. We are not, however, reasonably certain to exercise any renewal options and accordingly have not included those renewal periods in the remaining lease terms. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Balance sheet information related to the Company’s operating leases is as follows (in thousands):

		As of December 31,
	Classification	2023	2022
ROU asset, net	Operating lease right-of-use assets, net	$33,716	$9,827

Lease liabilities
Current	Accrued liabilities	—	3,090
Noncurrent	Operating lease liabilities	34,468	6,754
		$34,468	$9,844

The components of total operating lease expense are as follows (in thousands):

	For the Year Ended December 31,
	2023	2022
Operating lease cost	$6,536	$3,349
Short-term lease cost	1,132	337
Total lease cost	$7,668	$3,686

The short-term lease cost disclosed above reasonably reflects the Company’s ongoing short-term lease commitments. These lease costs are primarily recorded within cost of operations.

Supplemental information related to the Company’s operating leases were as follows:

	As of December 31,
In thousands except years and percentages	2023	2022
Other supplemental information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,800	$3,332
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$28,353	$1,203
Weighted-average remaining lease term:
Operating leases	7.50 years	3.55 years
Weighted-average discount rate for operating leases	9.5%	5.3%

As of December 31, 2023, the Company does not have any additional operating leases that have not yet commenced.

Maturities of operating lease liabilities associated with ROU assets as of December 31, 2023 were as follows (in thousands):

Operating leases
Years ended December 31,
2024	$2,891
2025	7,359
2026	7,036
2027	6,916
2028	6,412
Thereafter	23,160
Total lease payments	53,774
Less: Interest	(19,306)
Total lease liabilities, net of imputed interest	$34,468
9. Debt and Credit Facilities
Debt consists of the following (in thousands):

	As of December 31,
	2023	2022
ABL Facility	$1,830,346	$1,754,224
Term Loan	—	1,000,000
Total debt outstanding	1,830,346	2,754,224
Less: unamortized deferred financing costs	(38,886)	(34,205)
Long-term debt, net of unamortized debt issuance cost	$1,791,460	$2,720,019
ABL Facility
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
On March 22, 2023, wholly-owned subsidiaries of Kodiak entered into the Fourth Amended and Restated Credit Agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended or restated from time to time, the “ABL Credit Agreement”) which mainly served to extend the maturity date from June 2024 to March 2028. The total facility size was increased from $2.1 billion to $2.2 billion to increase available liquidity under the facility. New lender fees and costs totaling $31.8 million were incurred and will be amortized over the life of the loan to interest expense. An additional $4.2 million in accrued interest related to exiting lenders was expensed and paid in the period. The remaining unamortized debt issuance costs of $1.2 million associated with the exiting lenders was written-off in interest expense, net in the period. On May 31, 2023, the ABL Credit Agreement was amended to, among other things, permit distributions of over allotment proceeds from the IPO and revise the terms related to the payment and prepayment of the Term Loan. On June 27, 2023, the ABL Credit Agreement was further amended to remove the ability to make distributions related to over allotment proceeds from the IPO and to instead require prepayment of the obligations upon the issuance of any equity interests by Kodiak pursuant to the over allotment in the IPO. In connection with the IPO, the Company became a borrower under the ABL Facility. As of December 31, 2023, there was $14.7 million in letters of credit outstanding under the ABL Facility.

Pursuant to the ABL Credit Agreement, the Company must comply with certain restrictive covenants, including a minimum interest coverage ratio of 2.5x and a maximum Leverage Ratio (calculated based on the ratio of Consolidated Total Debt to Consolidated EBITDA, each as defined in the ABL Credit Agreement). The maximum Leverage Ratio is (i) 5.25 to 1.00 for the fiscal quarters ending September 30, 2023 and December 31, 2023, (ii) 5.00 to 1.00 for the fiscal quarter ending March 31, 2024, (iii) 4.75 to 1.00 for the fiscal quarter ending June 30, 2024 and (iv) 4.50 to 1.00 for each fiscal quarter ending on or after September 30, 2024. All loan amounts are collateralized by essentially all the assets of the Company. The Company was in compliance with all covenants as of December 31, 2023.
The ABL Credit Agreement also restricts the Company’s ability to: incur additional indebtedness and guarantee indebtedness; pay certain dividends or make other distributions or repurchase or redeem equity interests; prepay, redeem or repurchase certain debt; issue certain preferred units or similar equity securities; make loans and investments; sell, transfer or otherwise dispose of assets; incur liens; enter into transactions with affiliates; enter into agreements restricting the Company’s restricted subsidiaries’ ability to pay dividends; enter into certain swap agreements; amend certain organizational documents; enter into sale and leaseback transactions; and consolidate, merge or sell all or substantially all of the Company’s assets.
The applicable interest rates as of December 31, 2023 were 10.00% (prime rate plus 2.00%) and 8.50% (Term SOFR rate plus 0.10% plus 2.75%). The applicable interest rates as of December 31, 2022 were 9.50% (prime rate plus 2.00%) and 7.60% (Term SOFR rate plus 0.10% plus 3.00%). We pay an annualized commitment fee of 0.25% on the unused portion of our ABL Facility if borrowings are greater than 50% of total commitments and 0.50% on the unused portion on the ABL Facility if borrowings are less than 50% of total commitments.
The ABL Facility is a “revolving credit facility” that includes a lock box arrangement whereby, under certain events, remittances from customers are forwarded to a bank account controlled by the administrative agent and are applied to reduce borrowings under the facility. One such event occurs if availability under the ABL Credit Agreement falls below a specified threshold (i.e., the greater of $200 million or 10% of the aggregate commitments at the time of measurement). As of December 31, 2023 and December 31, 2022, availability under the ABL Facility was in excess of the specified threshold and as such the entire balance was classified as long-term in accordance with its maturity.
Term Loan
A wholly owned subsidiary of Kodiak had a term loan (the “Term Loan”) pursuant to a credit agreement with unaffiliated unsecured lenders and Wells Fargo Bank, N.A., as administrative agent.
In May 2022, the Company completed a recapitalization and distribution of $838 million to the parent of Kodiak primarily by increasing the borrowings from the ABL Facility by $225.0 million and the Term Loan by $600 million per the Amended and Restated Term Loan Credit Agreement entered into by the Company on May 19, 2022 (as amended from time to time, the “Term Loan Credit Agreement”) and utilizing $13 million of cash on hand. New lender fees and costs totaling $14.6 million were incurred for this amendment and will be amortized over the life of the loan to interest expense.
On March 31, 2023, the Company’s wholly-owned subsidiary entered into the First Amendment to the Amended and Restated Term Loan Credit Agreement pursuant to which the maturity date was extended to September 22, 2028. Lender fees and costs totaling $0.8 million were incurred for this amendment and were amortized over the life of the loan to interest expense.
On June 29, 2023, the Company terminated all interest rate swaps and collars attributable to the Term Loan and recognized a gain on derivatives and received cash of $25.8 million during the period ended June 30, 2023 (the “Term Loan Derivative Settlement”). On July 3, 2023, in connection with the IPO, the Company used the net proceeds from the IPO, together with the proceeds resulting from the Term Loan Derivative Settlement and borrowings under the ABL Facility, to repay $300 million of borrowings outstanding under the Term Loan. Additionally, a subsidiary of Kodiak entered into a Novation, Assignment, and Assumption Agreement (“Novation Agreement”) with Kodiak Holdings, pursuant to which all of the Company’s remaining obligations under the Term Loan were assumed by Kodiak Holdings, and the Company’s obligations thereunder were terminated. The Company is no longer a borrower or guarantor under, nor otherwise obligated with respect to the debt outstanding under the Term Loan. As part of the $300 million repayment of the Term Loan, unamortized debt issuance costs of $4.4 million and fees of $2.4 million were recorded to loss on extinguishment for the year ended December 31, 2023. The carrying value of the Term Loan novated under the Novation Agreement of $689.8 million (comprised of $700.0 million of principal balance less $10.2 million of unamortized debt issuance costs) was considered an equity transaction with the Parent and recorded to additional paid-in capital in the statement of stockholder's equity.

As of December 31, 2023, the scheduled maturities, without consideration of potential mandatory prepayments, of the long-term debt were as follows (in thousands):

Amount
Years ended December 31,
2024	$—
2025	—
2026	—
2027	—
2028	1,830,346
Thereafter	—
Total	$1,830,346

10. Derivative Instruments
The Company has entered into interest rate swaps exchanging variable interest rates for fixed interest rates and in prior periods, entered into interest rate collars that fix interest rates within a range through the simultaneous purchase of an interest rate cap and sale of an interest rate floor.
On June 29, 2023, the Company terminated $750 million of notional amounts related to interest rate swaps and collars attributable to the Term Loan and recognized a gain on derivatives of $25.8 million during the year ended December 31, 2023.
The table below summarizes information related to the notional amount and maturity dates for interest rate swaps at December 31, 2023:

Notional Amount	Effective date	Maturities
$125,000,000	12/14/2022	12/4/2024
$225,000,000	12/14/2022	12/5/2024
$200,000,000	6/16/2022	6/14/2025
$125,000,000	12/6/2024	12/6/2025
$175,000,000	6/14/2022	6/14/2026
$125,000,000	6/22/2022	6/22/2026
$125,000,000	12/6/2024	12/6/2026
$75,000,000	6/14/2022	5/18/2027
$100,000,000	6/21/2022	5/19/2027
$200,000,000	7/8/2022	5/19/2027
$125,000,000	12/6/2024	12/6/2027
The following table summarizes the effects of the Company’s derivative instruments in the consolidated statements of operations (in thousands):

	Location	December 31,
		2023	2022	2021
Interest rate collars	Gain on derivatives	$—	$59,591	$8,771
Interest rate swaps	Gain on derivatives	20,266	23,525	9,403
Total gain on derivatives		$20,266	$83,116	$18,174

11. Fair Value Measurements
The following table summarizes the fair value of the Company's interest rate swaps and collars and contingent consideration (in thousands):

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Interest rate swap - current	$—	$8,194	$—	$8,194
Interest rate swap - non-current	—	14,256	—	14,256
Contingent Consideration	$—	$—	$3,673	$3,673

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Interest rate swap - current	$—	$823	$—	$823
Interest rate swap - non-current	—	48,955	—	48,955
Interest rate collars	—	15,562	—	15,562
Contingent Consideration	$—	$—	$3,673	$3,673
12. Stockholders’ Equity
Holders of the Company’s common stock are entitled to one vote for each share. As of December 31, 2023 and December 31, 2022, there were 77,400,000 and 59,000,000 shares of common stock issued and outstanding, respectively. Holders of common stock are entitled to receive, in the event of a liquidation, dissolution or winding up, ratably the assets available for distribution to the stockholders after payment of all liabilities.
On July 3, 2023, 16,000,000 shares of common stock were issued and sold as part of the closing of the IPO, resulting in net proceeds of $230.8 million, after deducting expenses and underwriting discounts and commissions payable by us. On July 13, 2023, the underwriters exercised in full their option to purchase additional shares of common stock pursuant to the underwriting agreement relating to the IPO. On July 13, 2023, the Company issued and sold an additional 2,400,000 shares of common stock at a price to the public of $16.00 per share. The Company received net proceeds of approximately $36.2 million, after deducting underwriting discounts and commissions payable. The net proceeds were used for repayment of existing indebtedness and general corporate purposes. After giving effect to these transactions, Kodiak had 77,400,000 shares of common stock issued and outstanding. The Company has not issued or sold any additional shares of common stock since July 13, 2023.
Dividends
On October 24, 2023 the Company's board of directors declared an initial cash dividend of $0.38 per share of common stock, or $1.52 per share of common stock on an annualized basis, for the third quarter of 2023. The cash dividend of approximately $29.8 million was paid on November 10, 2023 to all stockholders of record as of the close of business on November 3, 2023. Subsequently, on January 29, 2024 our board of directors declared a quarterly cash dividend of $0.38 shares of common stock for the fourth quarter of 2023. The cash dividend of approximately $29.8 million was paid on February 23, 2024.
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
On March 16, 2019, 61,098.4 Class B Units were authorized under the Kodiak Holdings 2019 Class B Unit Incentive Plan for grants to certain employees and non-employee board members. These Class B Units are intended to constitute “profits interests” for federal income tax purposes, but constitute a substantive class of equity under GAAP. As of December 31, 2023, there were 60,406.9 authorized Class B Units and 57,058.5 were outstanding. As of December 31, 2022, there were 61,068.0 authorized Class B Units and 60,363.4 were outstanding. There were no Class B Units granted in the year ended December 31, 2023. There were 2,861.0 and 57,502.4, Class B Units granted in the year ended December 31, 2022 and

2021, respectively. Twenty-five percent (25%) of the Class B Units are subject to time vesting (the “Time-Vesting Units”) and the remaining seventy-five percent (75%) of the Class B Units are subject to performance-vesting (the “Performance-Vesting Units”). Time-Vesting Units vest in equal annual installments on each of the first five anniversaries of the applicable vesting commencement date, subject to the Class B Unit holder’s continuous service through the applicable vesting date. Performance-Vesting Units vest based on the achievement of certain investor return metrics, subject to the Class B Unit holder’s continuous service through the applicable vesting date. Holders of Class B Units are entitled to distributions on vested awards in accordance with the Kodiak Holdings distribution waterfall. Class B Units are not subject to any conversion rights other than an automatic conversion to Class C incentive units (“Class C Units”) in connection with certain terminations of employment. Each Class C Unit is eligible to receive distributions up to an amount equal to the fair market value of the corresponding converted Class B Unit on the date of conversion. As of December 31, 2023, no material conversions had occurred.
There are no performance hurdles associated with the Time-Vesting Units. The fair value of each incentive award was estimated on its applicable grant date using an option pricing model.
Stock compensation expense is recognized ratably over the vesting period of the awards. During the years ended December 31, 2023, 2022, and 2021, approximately $1.6 million, $1.0 million, and $1.2 million, respectively, in stock compensation expense was recognized in selling, general and administrative expenses. As of December 31, 2023, there were 3,005.5 unvested Time-Vesting Units, representing $0.3 million in unrecognized stock compensation expense.
Preferred stock
Our preferred stock consists of 50,000,000 authorized shares as of December 31, 2023, of which none are issued.
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
Restricted Stock Units
Of the total shares of common stock equity awards granted on June 29, 2023, 985,313 shares were granted pursuant to awards of time-based restricted stock units (“RSUs”) that vest ratably over a three-year period, subject to continuous service through each vesting date.
On December 8, 2023, the Company provided employees who were eligible to receive cash payments of long-term incentive awards granted in January 2023 under the Company’s 2020 Long-Term Incentive Plan (the “LTIP Plan”) the opportunity to make an election to receive a grant of RSUs that vest ratably over a three year period in lieu of cash payments. See Note 18 (“Long-Term Incentive Plan”) for additional details. Upon exercising the employees’ elections to convert the cash payments into RSUs, 138,430 RSUs were granted.
Performance Stock Units
Of the total shares of common stock equity awards granted on June 29, 2023, 311,875 shares were granted pursuant to awards of performance stock units (“PSUs”) that cliff vest at the end of a three-year performance period, with the ultimate number of shares earned and issued ranging from 0 - 190% of the number of shares subject to the PSU award, subject to continuous service through the end of the performance period. The performance criteria for the PSUs are a combination of: (1) Discretionary Cash Flow (“DCF”) (30% weight); (2) Consolidated Net Leverage Ratio (“CNLR”) (30% weight); (3) Absolute Total Shareholders' Return (“ATSR”) (30% weight); and (4) and ESG Scorecard (10% weight) (each as defined below), in each case, during the Performance Period.
DCF is calculated based on the three-year cumulative Adjusted EBITDA less net cash taxes, less net cash interest, less maintenance capital expenditures, all as reported in the financial statement reconciliations provided in the Company’s public filings, measured over the period from January 1, 2023 through December 31, 2025; CNLR is calculated as of the last day of the fiscal quarter ending December 31, 2025, as the ratio of (a) Total Indebtedness (as defined in the ABL Credit Agreement) minus Cash, in each case, as of such date to (b) LQA Adjusted EBITDA (defined as EBITDA (as defined in the ABL Credit Agreement) for the fiscal quarter ending December 31, 2025, multiplied by four). ATSR is determined on an annualized basis over the relevant performance period for the beginning and ending 20-day volume-weighted average price, as adjusted for dividends paid.
•The vesting of the PSUs based on DCF, CNLR, and ATSR will each be (i) 200% if the Company achieves performance at maximum; (ii) 100% if the Company achieves performance at target; (iii) 50% if the Company achieves performance at threshold level; and (iv) 0% if the Company achieves performance at below threshold; and
•The vesting of the PSUs based on ESG Scorecard will be (i) 100% if the Company achieves ESG scorecard and (ii) 0% if the Company does not achieve ESG Scorecard.
The following table summarizes award activity under the Omnibus Plan for the year ending December 31, 2023:

	RSUs		PSUs
	Number of RSUs	Weighted- Average Price	Number of PSUs	Weighted- Average Price
Outstanding at December 31, 2022	—	—	—	—
Granted	1,123,743	$16.29	311,875	$16.99
Vested or exercised	—	—	—	—
Forfeited	(44,140)	—	—	—
Outstanding at December 31, 2023	1,079,603	$16.29	311,875	$16.99
Stock awards expected to vest	1,079,603	$16.29	311,875	$16.99
As of December 31, 2023, the total future compensation cost related to non-vested equity awards was approximately $18.0 million assuming the performance-based restricted stock units vest at 100% per the terms of the applicable award. During the year ended December 31, 2023, approximately $4.3 million in stock compensation expense was recognized in selling, general and administrative expenses. There was no such expense recorded for the year ended December 31, 2022 and 2021. The total tax benefit related to stock based compensation recorded as deferred tax assets was $0.9 million for the year ended December 31, 2023. There were no tax benefits recorded for the year ended December 31, 2022 and 2021.
13. Commitments and Contingencies
Accrued Capital Expenditures
As of December 31, 2023, 2022 and 2021, the Company has accrued capital expenditures of $30.5 million, $28.8 million and $26.5 million, respectively. These amounts were included in accounts payable or accrued liabilities on the consolidated balance sheet.
Purchase Commitments
Purchase commitments primarily consist of future commitments to purchase new compression units ordered but not received. The commitments as of December 31, 2023, were $149.0 million, all of which is expected to be settled within the next twelve months.
Contingent Consideration
The Company agreed to pay, as contingent consideration in a prior year acquisition, up to $3.7 million of certain past due accounts receivable acquired in connection with a prior acquisition in 2019, if collected, to the seller. The Company records contingent consideration at the acquisition and end of reporting periods at fair value in accrued liabilities. As of December 31, 2023 and December 31, 2022, none of the outstanding receivables had been collected.
Sales Tax Contingency
Between October 2019 and April 2023, the Company received notices from the Texas Comptroller’s office in regards to audits for periods ranging from December 2015 through December 2022. The audits pertain to whether the Company may owe sales tax on certain of its compression equipment that it had purchased during that time period. During the year ended December 31, 2022 the Company accrued an additional contingent liability of $6.5 million, and as of December 31, 2022, the Company had accrued a total amount of $27.8 million. During the year ended December 31, 2023, based on current information the Company accrued an additional $1.0 million and as of December 31, 2023, the Company had accrued a total of $28.8 million included as accrued liabilities on the consolidated balance sheets.
Legal Matters
From time to time, the Company may become involved in various legal matters. Management believes that there are no legal matters as of December 31, 2023 whose resolution could have a material adverse effect on the consolidated financial statements.
Letters of Credit
As of December 31, 2023, there was $14.7 million of letters of credit outstanding under the ABL Facility mainly to support the Company's obligations to construct a gas compression station on behalf of a customer.
14. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2023	2022
Prepaid insurance	$2,353	$3,997
Interest rate swap receivable	2,025	—
Prepaid vehicle allowance	1,130	1,081
Deferred project costs	737	—
Prepaid rent	532	589
Deferred IPO issuance costs	—	3,047
Other	3,577	806
Total prepaid expenses and other current assets	$10,353	$9,520
15. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2023	2022
Sales tax liability	$28,847	$27,820
Accrued bonus	13,259	7,764
Accrued accounts payable	15,506	14,080
Accrued interest	8,313	16,347
Station project accrual	7,797	—
Accrued taxes	6,415	9,667
Accrued professional fee	6,015	2,663
Contingent consideration	3,673	3,673
Accrued payroll	3,321	2,744
Accrued insurance	856	2,231
Lease liabilities - current portion	—	3,090
Other	3,076	3,794
Total accrued liabilities	$97,078	$93,873

16. Income Taxes
Income tax expense (benefit) consisted of the following (in thousands):

	Years Ended December 31
	2023	2022	2021
Current income taxes:
Federal	$4,668	$2,746	$—
State and local	2,539	3,045	2,399
Total current tax	7,207	5,791	2,399
Deferred income taxes:
Federal	1,980	25,704	(54,210)
State and local	5,883	1,597	(6,762)
Total deferred tax	7,863	27,301	(60,972)
Income tax (benefit) expense	$15,070	$33,092	$(58,573)
The effective tax rates on continuing operations for the years ended December 31, 2023, 2022, and 2021 were 42.9%, 23.8%, and (47.8)%, respectively. The reconciliation of the effective tax rate to the U.S. federal statutory tax rate of 21% for each period presented is as follows (in thousands):

	Years Ended December 31
	2023	2022	2021
Income before income taxes	$35,136	$139,357	$122,390

Tax at federal statutory rate	7,379	29,265	25,702
State, net of federal benefit	6,135	3,664	(761)
Non-deductible expenses	925	163	93
Change in valuation allowance	519	—	(83,607)
Other	112	—	—
Income tax (benefit) expense	$15,070	$33,092	$(58,573)
The Company's effective tax rate differs from the statutory rate primarily due to state tax expense. During the year ended December 31, 2023, the Company's state tax expense increased in part due to the revaluation of deferred taxes due to increased investment in various states.
The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31
	2023	2022
Deferred tax assets:
Net operating losses	$410,734	$450,543
Interest expense carryforward	66,547	31,285
Other assets	971	—
Total gross deferred tax assets	478,252	481,828
Valuation allowance	(519)	—
Total deferred tax assets, net of valuation allowance	477,733	481,828
Deferred tax liabilities:
Investment in subsidiaries	(540,481)	(538,983)
Total gross deferred tax liabilities	(540,481)	(538,983)
Net deferred tax liabilities	$(62,748)	$(57,155)

Deferred Tax Assets and Liabilities
The Company regularly reviews its deferred tax assets, including net operating loss carryovers, for recoverability, and a valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset may not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences are deductible. In assessing the need for a valuation allowance, the Company makes estimates and assumptions regarding projected future taxable income, its ability to carry back operating losses to prior periods, the reversal of deferred tax liabilities and the implementation of tax planning strategies. As the Company reassesses these assumptions in the future, changes in forecasted taxable income may alter this expectation and may result in an increase to the valuation allowance and an increase in the effective tax rate.

The Company’s ability to utilize its net operating loss carryforwards and other tax attributes to reduce future taxable income is subject to potential annual limitations under Internal Revenue Code Section 382 and Section 383 and similar state provisions. These limitations are applicable to the extent certain ownership changes by 5% shareholders and stock issuances by the Company during any three-year period result in a cumulative change of more than 50% in the beneficial ownership of the Company. The Company has assessed the provisions of Section 382 and Section 383 and determined there to be no impact to the expected realization of Company’s federal deferred tax balances. A valuation allowance of $0.5 million has been placed on state tax deferred tax assets that have a limited life and may not be used due to limitations on annual use.
Federal and State Net Operating Losses
As of December 31, 2023, we have gross federal tax net operating loss carryforwards of $1.9 billion and IRC Section 163(j) interest carryforwards of $299 million which have an indefinite life,We have gross post-apportionment state net operating loss carryforwards of $454 million which have various useful lives.
Uncertain Tax Benefits
The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon settlement. The Company did not have any uncertain tax benefits as of December 31, 2023 and 2022. As of December 31, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the consolidated statement of operations.
As of December 31, 2023, tax years 2020 and forward are subject to examination by the tax authorities in the U.S. No income tax returns are currently under examination.
17. Defined Contribution Plan
The Company maintains a defined contribution savings plan for its employees. The Company contributed $3.0 million, $2.9 million, and $2.7 million to the plan for the years ended December 31, 2023, 2022, and 2021, respectively.
18. Long-Term Incentive Plan
The Company contributes to a plan that was established to offer added cash basis incentives for the retention of key employees established under the Company’s LTIP Plan. Vesting of granted LTIP awards is time-based and the only remaining condition is contingent on providing subsequent services as an employee at the time of vesting. The awards vest, and pay out in cash ratably (25%) during January of each year, over a four-year period, during which time the awards are generally forfeitable in the event of employment termination other than for death, disability, or qualifying retirement. Based on an expected probability of future payments, the Company’s obligations related to the LTIP Plan totaled $4.4 million and $5.4 million as of December 31, 2023 and 2022, respectively. The non-current liability was $2.1 million and $4.4 million as of December 31, 2023 and 2022, respectively.
19. Segments
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

The chief operating decision maker evaluates performance and allocates resources based on the gross margin of each segment, which consists of revenues directly attributable to the specific segment less all costs of service directly attributable to the specific segment. Revenue includes only sales to external customers, all of whom are located in the United States, the country in which the Company is domiciled. Costs of service directly attributable to a specific segment includes cost of operations and depreciation and amortization. Depreciation and amortization for the Compression Operations segment was $182.9 million, $174.5 million, and $160.0 million for the years ended December 31, 2023, 2022, and 2021, respectively. All long-lived assets are located in the United States.
The following table represents financial metrics by segment (in thousands):

	Compression Operations	Other Services	Total
Year Ended December 31, 2023
Revenue	$735,605	$114,776	$850,381
Gross margin	295,644	20,997	316,641
Total assets	3,211,801	32,305	3,244,106
Capital expenditures	219,795	—	219,795
Year Ended December 31, 2022
Revenue	$654,957	$52,956	$707,913
Gross margin	254,779	11,320	266,099
Total assets	3,184,286	21,254	3,205,540
Capital expenditures	259,349	—	259,349
Year Ended December 31, 2021
Revenue	$583,070	$23,305	$606,375
Gross margin	230,212	5,941	236,153
Total assets	3,004,608	6,991	3,011,599
Capital expenditures	201,934	—	201,934
The following table reconciles total gross margin to income before income taxes (in thousands):

	Year Ended December 31,
	2023	2022	2021
Total gross margin	$316,641	$266,099	$236,153
Selling, general and administrative expenses	(73,308)	(44,882)	(37,665)
Long-lived asset impairment	—	—	(9,107)
Gain (loss) on sale of property, plant and equipment	777	874	(426)
Interest expense, net	(222,514)	(165,867)	(84,640)
Loss on extinguishment of debt	(6,757)	—	—
Gain on derivatives	20,266	83,116	18,174
Other income (expense)	31	17	(99)
Income before income taxes	$35,136	$139,357	$122,390
20. Earnings Per Share of Common Stock
Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is computed by using the weighted average shares of common stock outstanding, including the dilutive effect of restricted stock units and performance stock units based on an average share price during the period. For the years ended December 31, 2023, 2022, and 2021, there were no anti-dilutive shares, respectively. The computations of basic and diluted earnings per share for the years ended December 31, 2023, 2022, and 2021 are as follows:

	Year Ended December 31,
(in thousands, except share and per share data)	2023	2022	2021
Net income	$20,066	$106,265	$180,963

Basic weighted average shares of common stock	68,058,630	59,000,000	59,000,000
Effect of dilutive securities	268,388	—	—
Diluted weighted average shares of common stock	68,327,018	59,000,000	59,000,000

Basic earnings per share of common stock	$0.29	$1.80	$3.07
Diluted earnings per share of common stock	$0.29	$1.80	$3.07
21. Subsequent Events
Third Amendment to Fourth Amended and Restated Credit Agreement
On January 22, 2024, Kodiak entered into the Third Amendment to the ABL Credit Agreement (the “Third Amendment”). The Third Amendment, among other things, amended certain provisions of the ABL Facility (i) to accommodate the consummation of the transactions contemplated by the Agreement and Plan of Merger, dated as of December 19, 2023, by the Merger Agreement and (ii) to account for the Company’s organizational structure after giving effect to the transactions contemplated by the Merger Agreement.
In addition, the Third Amendment amended the ABL Facility to (i) increase the maximum Leverage Ratio which will begin to be tested after we issue any unsecured indebtedness, to (x) 3.75 to 1.00 for the first four fiscal quarters after we issue any unsecured indebtedness and (y) 3.25 to 1.00 for each fiscal quarter thereafter, (ii) modify the triggers for commencing a “cash dominion” period (i.e., a period when the Administrative Agent applies proceeds in our deposit accounts to reduce borrowings under the ABL Credit Agreement) such that a “cash dominion” period will commence when availability under the ABL Credit Agreement is less than $125 million for five consecutive business days or if certain types of events of default occur (although this change will effectively be unwound if the Merger provided for in the Merger Agreement do not occur on or prior to the Reversion Date (as defined in the ABL Credit Agreement)), (iii) include customary provisions relating to the designation of “unrestricted subsidiaries” (i.e., subsidiaries that are not required to become loan parties or be bound by the covenants contained in the ABL Credit Agreement), (iv) provide that only material domestic restricted subsidiaries are required to become guarantors and collateral grantors under the ABL Facility and (v) permit the Company and its restricted subsidiaries to incur additional indebtedness and liens and to make additional investments, dividends, distributions, redemptions and dispositions.
2029 Notes Indenture
On February 2, 2024, Kodiak Gas Services, LLC, a Delaware limited liability company and wholly owned subsidiary of Kodiak Gas Services, Inc. (“Kodiak Services”), issued $750,000,000 aggregate principal amount of Kodiak Services’ 7.250% senior notes due 2029 (the “Notes”), pursuant to an indenture, dated February 2, 2024, by and among the Company, Kodiak Gas Services, Inc., certain other subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee.
The net proceeds from the Notes were used to repay a portion of the outstanding indebtedness under the ABL Facility and to pay related fees, costs, premiums and expenses in connection therewith and with the Company’s acquisition of CSI Compressco. In connection with closing of the acquisition CSI Compressco, the Company intends, using proceeds from additional draws on the ABL Facility, to repay, terminate and/or redeem all of the CSI Compressco’s existing long-term indebtedness. See Note 1 (“Organization and Description of Business”) for additional details.