Form 10-Q
period 2024-03-31
Kodiak Gas Services, Inc.
filed 2024-05-09
CIK 1767042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 9, 2024, the registrant had 84,294,141 shares of common stock, par value $0.01 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding:
•Expected operating results, such as revenue growth and earnings, and our ability to service our indebtedness;
•Anticipated levels of capital expenditures and uses of capital;
•Current or future volatility in the credit markets and future market conditions;
•Potential or pending acquisition transactions or other strategic transactions, the timing thereof, the receipt of necessary approvals to close such transactions, our ability to finance such transactions, and our ability to achieve the intended operational, financial and strategic benefits from any such transactions;
•Expected synergies and efficiencies to be achieved as a result of the CSI Acquisition;
•Expectations regarding leverage and dividend profile as a result of the CSI Acquisition, including the amount and timing of future dividend payments;
•Expectations of the effect on our financial condition of claims, litigation, environmental costs, contingent liabilities, and governmental and regulatory investigations and proceedings;
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
•A deterioration in general economic, business, geopolitical or industry conditions, including as a result of the conflict between Russia and Ukraine and the Israel-Hamas War, inflation and slow economic growth in the United States;
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
•The cost of compliance with regulatory initiatives and stakeholders’ pressures, including environmental, social and governance scrutiny;
•The inherent risks associated with our operations, such as equipment defects and malfunctions;
•Our reliance on third-party components for use in our information technology systems;
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
•The effectiveness of our disclosure controls and procedures; and
•Such other factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Report.
Any forward-looking statement made by us in this Report is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by applicable law, we undertake no obligation to publicly update any forward-looking statement whether as a result of new information, future developments or otherwise.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	As of March 31, 2024	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$9,306	$5,562
Accounts receivable, net	143,237	113,192
Inventories, net	82,906	76,238
Fair value of derivative instruments	4,226	8,194
Contract assets	18,330	17,424
Prepaid expenses and other current assets	5,250	10,353
Total current assets	263,255	230,963
Property, plant and equipment, net	2,561,558	2,536,091
Operating lease right-of-use assets, net	32,444	33,716
Goodwill	305,553	305,553
Identifiable intangible assets, net	120,520	122,888
Fair value of derivative instruments	32,465	14,256
Other assets	636	639
Total assets	$3,316,431	$3,244,106
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$60,721	$49,842
Accrued liabilities	108,851	97,078
Contract liabilities	68,332	63,709
Total current liabilities	237,904	210,629
Long-term debt, net of unamortized debt issuance cost	1,828,259	1,791,460
Operating lease liabilities	33,901	34,468
Deferred tax liabilities	69,009	62,748
Other liabilities	2,385	2,148
Total liabilities	$2,171,458	$2,101,453
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.01 par value; 50,000,000 shares of preferred stock authorized, zero issued as of March 31, 2024, and December 31, 2023, respectively	—	—
Common stock, par value $0.01 per share; 750,000,000 shares of common stock authorized, 77,434,577 and 77,400,000 shares of common stock issued and outstanding as of March 31, 2024, and December 31, 2023, respectively	774	774
Additional paid-in capital	965,732	963,760
Retained earnings	178,467	178,119
Total stockholders’ equity	1,144,973	1,142,653
Total liabilities and stockholders’ equity	$3,316,431	$3,244,106
See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2024	2023
Revenues:
Compression Operations	$193,399	$177,697
Other Services	22,093	12,415
Total revenues	215,492	190,112
Operating expenses:
Cost of operations (exclusive of depreciation and amortization shown below):
Compression Operations	65,882	62,770
Other Services	17,684	8,988
Depreciation and amortization	46,944	44,897
Selling, general and administrative	24,824	13,085
Loss on sale of property, plant and equipment	—	17
Total operating expenses	155,334	129,757
Income from operations	60,158	60,355
Other income (expenses):
Interest expense, net	(39,740)	(68,662)
Gain (loss) on derivatives	19,757	(7,995)
Other expense	(68)	(31)
Total other expenses, net	(20,051)	(76,688)
Income (loss) before income taxes	40,107	(16,333)
Income tax expense (benefit)	9,875	(3,990)
Net income (loss)	$30,232	$(12,343)
Basic and diluted earnings per share
Basic net earnings (loss) per share	$0.39	$(0.21)
Diluted net earnings (loss) per share	$0.39	$(0.21)
Basic weighted average shares of common stock outstanding	77,432,283	59,000,000
Diluted weighted average shares of common stock outstanding	78,102,450	59,000,000
See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Common Shares
	Shares	Amount	Additional Paid- In Capital	Retained Earnings	Total Stockholders’ Equity
Balance, January 1, 2023	59,000,000	$590	$33,189	$195,314	$229,093
Equity compensation - profits interests	—	—	(193)	879	686
Net loss	—	—	—	(12,343)	(12,343)
Balance, March 31, 2023	59,000,000	$590	$32,996	$183,850	$217,436

Balance, January 1, 2024	77,400,000	$774	$963,760	$178,119	$1,142,653
Equity compensation - profits interests, net of forfeitures	—	—	—	161	161
Equity compensation - Omnibus Plan, net of forfeitures	—	—	2,687	—	2,687
Offering costs	—	—	(421)	—	(421)
Dividends and dividend equivalents paid to stockholders ($0.38 per common share)	—	—	—	(30,052)	(30,052)
Restricted Stock Units vested under the Omnibus Plan, net of 14,698 shares withheld for taxes	34,577	—	(294)	—	(294)
Net income	—	—	—	30,232	30,232
Other	—	—	—	7	7
Balance, March 31, 2024	77,434,577	$774	$965,732	$178,467	$1,144,973

See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$30,232	$(12,343)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	46,944	44,897
Stock-based compensation expense	2,848	879
Amortization of debt issuance costs	2,643	5,445
Non-cash lease expense	1,200	774
Provision for credit losses	85	2
Inventory reserve	126	125
Loss on sale of property, plant and equipment	—	17
Change in fair value of derivatives	(14,241)	17,934
Deferred tax provision (benefit)	6,261	(2,521)
Changes in operating assets and liabilities:
Accounts receivable	(30,130)	(20,935)
Inventories	(6,794)	(2,993)
Contract assets	(906)	2,504
Prepaid expenses and other current assets	5,103	(7,522)
Accounts payable	(2,324)	(839)
Accrued and other liabilities	5,872	(9,741)
Contract liabilities	4,623	7,607
Net cash provided by operating activities	51,542	23,290
Cash flows from investing activities:
Purchase of property, plant and equipment	(60,153)	(48,581)
Proceeds from sale of property, plant and equipment	—	32
Other	3	(25)
Net cash used in investing activities	(60,150)	(48,574)
Cash flows from financing activities:
Borrowings on debt instruments	1,008,476	248,300
Payments on debt instruments	(957,975)	(197,569)
Payment of debt issuance cost	(7,594)	(31,878)
Offering costs	(446)	—
Cash paid for shares withheld to cover taxes	(294)	—
Dividends paid to stockholders	(29,815)	—
Net cash provided by financing activities	12,352	18,853
Net increase (decrease) in cash and cash equivalents	3,744	(6,431)
Cash and cash equivalents - beginning of period	5,562	20,431
Cash and cash equivalents - end of period	$9,306	$14,000
Supplemental cash disclosures:
Cash paid for interest	$32,023	$67,419
Cash paid for taxes	$—	$—
Supplemental disclosure of non-cash investing activities:
(Increase) decrease in accrued capital expenditures	$(9,890)	$7,962
Supplemental disclosure of non-cash financing activities:
Dividends equivalent	$(237)	$—
Accrued debt issuance cost	$(8,752)	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Organization and Description of Business
Kodiak Gas Services, Inc. (the “Company” or “Kodiak”) is an operator of contract compression infrastructure and related services in the U.S. The Company operates compression units under fixed-revenue contracts with upstream and midstream customers. The Company manages its business through two operating segments: Compression Operations and Other Services. Compression Operations consists of operating Company-owned and customer-owned compression infrastructure to enable the production, gathering and transportation of natural gas and oil. Other Services consists of station construction, maintenance and overhaul, plus other ancillary time and material-based offerings.

See Note 18 (“Segments”) to the Company’s condensed consolidated financial statements.
Merger with CSI Compressco
On April 1, 2024 (the “Closing Date”), the Company completed its acquisition of CSI Compressco LP (“CSI Compressco” and such acquisition, the “CSI Acquisition”), pursuant to the terms of that certain Agreement and Plan of Merger, dated as of December 19, 2023, by and among the Company; Kodiak Gas Services, LLC (“Kodiak Services”), a Delaware limited liability company and then wholly owned subsidiary of Kodiak; Kick Stock Merger Sub, LLC, a Delaware limited liability company and indirect, wholly owned subsidiary of Kodiak; Kick GP Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of Kodiak Services; Kick LP Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of Kodiak Services; CSI Compressco LP, a Delaware limited partnership; and CSI Compressco GP LLC (“CSI Compressco GP”), a Delaware limited liability company and the general partner of CSI Compressco (the “Merger Agreement”), See Note 20 (“Subsequent Events”) to the Company’s condensed consolidated financial statements for more information.
2. Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. These unaudited condensed consolidated financial statements include the accounts of Kodiak and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.
It is the Company’s opinion that all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The Company’s results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Certain prior period amounts have been reclassified to conform to the current period presentation.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which improves reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendments in this update are effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 is to be applied on a retrospective basis. The Company is currently evaluating the impact of this standard on its disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 require the annual financial statements to include consistent categories, greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company’s annual reporting periods beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis, with a retrospective option. The Company is currently evaluating the impact of this standard on its disclosures.

3. Revenue Recognition
The following table disaggregates the Company’s revenue by type and timing of provision of services or transfer of goods (in thousands):

	Three Months Ended March 31,
	2024	2023
Services provided over time:
Compression Operations	$191,719	$174,876
Other Services	18,553	5,399
Total services provided over time	210,272	180,275
Services provided or goods transferred at a point in time:
Compression Operations	1,680	2,821
Other Services	3,540	7,016
Total services provided or goods transferred at a point in time	5,220	9,837
Total revenue	$215,492	$190,112
The Company derives its revenue from contracts with customers, which comprise the following revenue streams:
Compression Operations
Compression Operations consists of operating Company-owned and customer-owned compression infrastructure for the Company’s customers, pursuant to fixed-revenue contracts, enabling the production, gathering and transportation of natural gas and oil.
Compression Operations for Kodiak-owned, as well as customer-owned, compressors are generally satisfied over time, as services are rendered for selected customer locations on a monthly basis and based upon specific performance criteria set forth in the applicable contract. Terms are typically one to seven years, and at the end of the term, transition to a month-to-month term if not cancelled by either party. The monthly service for a location is substantially the same service month to month and is promised consecutively over the contract term. The progress and performance of the service are measured consistently using a straight-line, time-based method; the performance obligations are satisfied evenly over the contract term as the customer simultaneously receives and consumes the benefits provided by the service. Consistent with Kodiak's satisfaction of its performance obligations, the customer renders payment for services over time in accordance with the terms of the contract.
If variable consideration exists, it is allocated to the distinct monthly service within the series to which such variable consideration relates. The Company has elected to apply the right to invoice practical expedient to recognize revenue for such variable consideration, as the invoice corresponds to the value transferred to the customer based on the Company’s performance completed to date.
Service revenue earned primarily on freight and crane charges that are directly reimbursable by the Company’s customers is recognized at the point in time the service is provided, and control is transferred to the customer. At such time, the customer has the ability to direct the use of the benefits of such service after the performance obligation is satisfied. The amount of consideration the Company receives and the amount of revenue the Company recognizes is based upon the invoice amount.
There are typically no material obligations for returns, refunds or warranties. The Company’s standard contracts do not usually include non-cash consideration.
Other Services
Other Services consists of compressor station construction services provided to certain customers and services provided based on time, parts and/or materials with customers.
For most of the Company’s construction contracts, the customer contracts with the Company to provide a service of integrating a significant set of tasks and components into a single contract. Hence, the entire contract is accounted for as one performance obligation. The Company recognizes revenue over time as the Company’s performance creates or enhances an asset that the customer, in turn, controls as the asset is created or enhanced. For construction contracts, revenue is recognized using an input method. Measure of the progress towards satisfaction of the performance obligation is based on the actual amount of labor and material costs incurred. The amount of the transaction price recognized as revenue each reporting period is determined by multiplying the transaction price by the ratio of actual costs incurred to date to total estimated costs expected for the construction services. Payment terms and conditions vary by contract, but contract terms generally include a requirement of payment upon completion of a milestone. Judgment is involved in the estimation of the progress to completion. Any adjustments to the measure of the progress to completion is accounted for on a prospective basis. Changes to the scope of service are recognized as an adjustment to the transaction price in the period in which the change order is agreed upon and executed. Losses on construction contracts, if any, are recognized in the period when the estimated loss is determined. There have been no losses recognized in the three months ended March 31, 2024 and 2023.
Services provided based on time spent, parts and/or materials are generally short-term in nature and labor rates and parts pricing are agreed upon prior to commencing the service. The Company applies an estimated gross margin percentage, which is fixed based on historical time and materials-based service, to actual costs incurred. Since revenue is recognized when time is incurred, this revenue is recognized at a point and time when the service is rendered.
Contract Assets and Liabilities
The Company recognizes a contract asset when the Company has the right to consideration in exchange for goods or services transferred to a customer. Contract assets are transferred to trade receivables when the Company has right to bill. The Company had contract assets of $18.3 million and $17.4 million as of March 31, 2024, and December 31, 2023, respectively. There was a $3.6 million contract asset balance as of January 1, 2023.
The Company records contract liabilities when cash payments are received or due in advance of performance. The Company’s contract liabilities were $68.3 million and $63.7 million as of March 31, 2024, and December 31, 2023. As of January 1, 2024, and January 1, 2023, the beginning balances for contract liabilities were $63.7 million and $57.1 million, all of which was recognized as revenue in the three months ended March 31, 2024, and March 31, 2023, respectively.
Performance Obligations
As of March 31, 2024, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to the Company’s revenue for the Compression Operations segment is $1.0 billion.
The Company expects to recognize these remaining performance obligations as follows (in thousands):

	Remainder of 2024	2025	2026	2027	2028 and thereafter	Total
Remaining performance obligations	$469,869	$344,515	$151,988	$52,650	$10,535	$1,029,556
As of March 31, 2024, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to the Company’s revenue for the Other Services segment is $20.4 million, of which $19.2 million is expected to be recognized by December 31, 2024.
4. Accounts Receivable, net
Accounts receivable, net consist of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023
Accounts receivable	$151,287	$121,242
Allowance for credit losses	8,050	8,050
Accounts receivable, net	$143,237	$113,192

The allowances for credit losses were $8.1 million and $8.1 million as of March 31, 2024, and December 31, 2023, respectively, which represents the Company’s best estimate of the amount of probable credit losses included within the Company’s existing accounts receivable balance.
The changes in the Company’s allowance for credit losses are as follows (in thousands):

Allowances for Credit Losses
Balance at January 1, 2023	$949
Current-period provision for expected credit losses	7,101
Write-offs charged against allowance	—
Balance at December 31, 2023	$8,050
Current-period provision for expected credit losses	85
Write-offs charged against allowance	(85)
Balance at March 31, 2024	$8,050
5. Inventories, net
Inventories consist of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023
Non-serialized parts	$65,494	$62,784
Serialized parts	17,412	13,454
Total inventories, net	$82,906	$76,238
6. Property, Plant and Equipment, net
Property, plant and equipment, net consist of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023
Compression equipment	$3,230,227	$3,166,214
Field equipment	19,945	19,286
Buildings and shipping containers	14,102	11,942
Technology hardware and software	11,404	11,161
Trailers and vehicles	10,366	9,885
Leasehold improvements	9,949	8,093
Furniture and fixtures	2,594	2,053
Land	743	743
Other	216	374
Total property, plant and equipment, gross	3,299,546	3,229,751
Less: accumulated depreciation	(737,988)	(693,660)
Property, plant and equipment, net	$2,561,558	$2,536,091
Depreciation expense was $44.6 million and $42.5 million for the three months ended March 31, 2024, and March 31, 2023, respectively, and is recorded within depreciation and amortization on the accompanying condensed consolidated statements of operations.

7. Goodwill and Identifiable Intangible Assets, net
There were no changes in the carrying amount of goodwill for the three months ended March 31, 2024. All goodwill was allocated to the Company’s Compression Operations reporting unit.
The Company’s identifiable intangible assets consist of the following as of March 31, 2024, and December 31, 2023 (in thousands):

	As of March 31, 2024
	Original Cost	Accumulated Amortization	Net Amount	Remaining Weighted Average Amortization Period (years)
Trade name	$13,000	$(3,343)	$9,657	14.9
Customer relationships	150,000	(39,137)	110,863	12.6
Total identifiable intangible assets	$163,000	$(42,480)	$120,520

	As of December 31, 2023
	Original Cost	Accumulated Amortization	Net Amount	Remaining Weighted Average Amortization Period (years)
Trade name	$13,000	$(3,181)	$9,819	15.1
Customer relationships	150,000	(36,931)	113,069	12.8
Total identifiable intangible assets	$163,000	$(40,112)	$122,888
Amortization expense was $2.4 million and $2.4 million for the three months ended March 31, 2024, and March 31, 2023, respectively, and is recorded within depreciation and amortization on the condensed consolidated statements of operations.
As of March 31, 2024, the following is a summary of future minimum amortization expense for identified intangible assets (in thousands):

Amount
Years ending December 31,
Remainder of 2024	$7,105
2025	9,474
2026	9,474
2027	9,474
2028	9,474
Thereafter	75,519
Total	$120,520
8. Long-Lived and Other Asset Impairment
Long-lived assets, including property, plant and equipment and other finite-lived identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances, including the removal of compressors from the active fleet, indicate that the carrying amount of an asset may not be recoverable. Such events may include significant changes in performance relative to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in the Company’s business strategy, among others. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to estimated future undiscounted net cash flows expected to be generated by the asset. Impairment losses are recognized in the period in which the impairment occurs and represent the excess of the asset carrying value over its estimated future discounted net cash flows. No impairment was recorded, and no triggering events were identified for the three-month periods ended March 31, 2024, and March 31, 2023.

9. Debt and Credit Facilities
Debt consists of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023
ABL Facility	$1,130,846	$1,830,346
2029 Senior Notes	750,000	—
Total debt outstanding	1,880,846	1,830,346
Less: unamortized deferred financing costs	(52,587)	(38,886)
Long-term debt, net of unamortized debt issuance cost	$1,828,259	$1,791,460
ABL Facility
On March 22, 2023, wholly owned subsidiaries of Kodiak entered into the Fourth Amended and Restated Credit Agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended or restated from time to time, the “ABL Credit Agreement” or “ABL Facility”), which mainly served to extend the maturity date from June 2024 to March 2028. The total facility size was increased from $2.1 billion to $2.2 billion to increase available liquidity under the facility. New lender fees and costs totaling $31.8 million were incurred and will be amortized over the life of the loan to interest expense. An additional $4.2 million in accrued interest related to exiting lenders was expensed and paid in the period. The remaining unamortized debt issuance costs of $1.2 million associated with the exiting lenders was written off in interest expense, net in the period. On May 31, 2023, the ABL Credit Agreement was amended to, among other things, permit distributions of overallotment proceeds from the Initial Public Offering (“IPO”) and revise the terms related to the payment and prepayment of the Term Loan (as defined below). On June 27, 2023, the ABL Credit Agreement was further amended to remove the ability to make distributions related to overallotment proceeds from the IPO and to instead require prepayment of the obligations upon the issuance of any equity interests by Kodiak pursuant to the overallotment in the IPO. In connection with the IPO, the Company became a borrower under the ABL Facility. As of March 31, 2024, there were $1.0 million in letters of credit outstanding under the ABL Facility.
Pursuant to the ABL Credit Agreement, the Company must comply with certain restrictive covenants, including a minimum interest coverage ratio of 2.5x and a maximum Leverage Ratio (calculated based on the ratio of Consolidated Total Debt to Consolidated EBITDA, each as defined in the ABL Credit Agreement). The maximum Leverage Ratio is (i) 5.25 to 1.00 for the fiscal quarters ending September 30, 2023, and December 31, 2023, (ii) 5.00 to 1.00 for the fiscal quarter ending March 31, 2024, (iii) 4.75 to 1.00 for the fiscal quarter ending June 30, 2024, and (iv) 4.50 to 1.00 for each fiscal quarter ending on or after September 30, 2024. All loan amounts are collateralized by essentially all the assets of the Company. The Company was in compliance with all covenants as of March 31, 2024, and December 31, 2023.
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
The weighted average interest rate as of March 31, 2024, and December 31, 2023, was 7.68% and 8.08%, respectively, excluding the effect of interest rate swaps. The Company pays an annualized commitment fee of 0.25% on the unused portion of its ABL Facility if borrowings are greater than 50% of total commitments and 0.50% on the unused portion of the ABL Facility if borrowings are less than 50% of total commitments.
The ABL Facility is a “revolving credit facility” that includes a lock box arrangement whereby, under certain events, remittances from customers are forwarded to a bank account controlled by the administrative agent and are applied to reduce borrowings under the facility. One such event occurs if availability under the ABL Credit Agreement falls below a specified threshold (i.e., the greater of $200 million or 10% of the aggregate commitments at the time of measurement). As of March 31, 2024, and December 31, 2023, availability under the ABL Facility was in excess of the specified threshold, and, as such, the entire balance was classified as long term in accordance with its maturity.

Third Amendment to Fourth Amended and Restated Credit Agreement
On January 22, 2024, Kodiak entered into the Third Amendment to the ABL Credit Agreement (the “Third Amendment”). The Third Amendment, among other things, amended certain provisions of the ABL Facility (i) to accommodate the consummation of the transactions contemplated by the Merger Agreement and (ii) to account for the Company’s organizational structure after giving effect to the transactions contemplated by the Merger Agreement. Fees and costs totaling $2.9 million were incurred related to the Third Amendment and will be amortized over the life of the loan to interest expense. During the three months ended March 31, 2024, $2.0 million of the total amount was paid, with the remaining amount included in the accrued liabilities in the Company’s unaudited condensed consolidated balance sheet.
In addition, the Third Amendment amended the ABL Facility to (i) include a maximum secured leverage ratio, which will begin to be tested after the Company issues any unsecured indebtedness, to (x) 3.75 to 1.00 for the first four fiscal quarters after the Company issues any unsecured indebtedness and (y) 3.25 to 1.00 for each fiscal quarter thereafter, (ii) modify the triggers for commencing a “cash dominion” period (i.e., a period when the Administrative Agent applies proceeds in the deposit accounts to reduce borrowings under the ABL Credit Agreement), such that a “cash dominion” period will commence if availability under the ABL Credit Agreement is less than $125 million for five consecutive business days or if certain types of events of default occur, (iii) include customary provisions relating to the designation of “unrestricted subsidiaries” (i.e., subsidiaries that are not required to become loan parties or be bound by the covenants contained in the ABL Credit Agreement), (iv) provide that only material domestic restricted subsidiaries are required to become guarantors and collateral grantors under the ABL Facility, and (v) permit the Company and its restricted subsidiaries to incur additional indebtedness and liens and to make additional investments, dividends, distributions, redemptions and dispositions.
Term Loan
A wholly owned subsidiary of Kodiak had a term loan (the “Term Loan”), pursuant to a credit agreement with unaffiliated unsecured lenders and Wells Fargo Bank, N.A., as administrative agent.
In May 2022, the Company completed a recapitalization and distribution of $838 million to the parent of Kodiak, primarily by increasing the borrowings from the ABL Facility by $225.0 million and the Term Loan by $600 million, pursuant to the Amended and Restated Term Loan Credit Agreement entered into by the Company on May 19, 2022 (as amended from time to time, the “Term Loan Credit Agreement”) and utilizing $13 million of cash on hand. New lender fees and costs totaling $14.6 million were incurred for this amendment and were amortized over the life of the loan to interest expense.
On March 31, 2023, the Company’s wholly owned subsidiary entered into the First Amendment to the Amended and Restated Term Loan Credit Agreement pursuant to which the maturity date was extended to September 22, 2028. Lender fees and costs totaling $0.8 million were incurred for this amendment and were amortized over the life of the loan to interest expense.
On June 29, 2023, the Company terminated all interest rate swaps and collars attributable to the Term Loan, recognized a gain on derivatives and received cash of $25.8 million during the period ended June 30, 2023 (the “Term Loan Derivative Settlement”). On July 3, 2023, in connection with the IPO, the Company used the net proceeds from the IPO, together with the proceeds resulting from the Term Loan Derivative Settlement and borrowings under the ABL Facility, to repay $300 million of borrowings outstanding under the Term Loan. Additionally, a subsidiary of Kodiak entered into a Novation, Assignment and Assumption Agreement (“Novation Agreement”) with Frontier TopCo Partnership, L.P., an affiliate of EQT AB and holder of record of Kodiak Gas Services, Inc. common stock (“Kodiak Holdings”), pursuant to which all of the Company’s remaining obligations under the Term Loan were assumed by Kodiak Holdings, and the Company’s obligations thereunder were terminated. The Company is no longer a borrower or guarantor under and is not otherwise obligated with respect to the debt outstanding under the Term Loan. As part of the $300 million repayment of the Term Loan, unamortized debt issuance costs of $4.4 million and fees of $2.4 million were recorded to loss on extinguishment for the year ended December 31, 2023. The carrying value of the Term Loan novated under the Novation Agreement of $689.8 million (comprised of $700.0 million of principal balance less $10.2 million of unamortized debt issuance costs) was considered an equity transaction with the parent and recorded to additional paid-in capital in the statement of stockholder's equity for the year ended December 31, 2023.
2029 Senior Notes
On February 2, 2024, Kodiak Services issued $750,000,000 aggregate principal amount of 7.25% senior notes due 2029 (the “2029 Senior Notes”), pursuant to an indenture, dated February 2, 2024, by and among the Company, and certain other subsidiary guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee. The Company’s 2029

Senior Notes are not subject to any mandatory redemption or sinking fund requirements. The 2029 Senior Notes are subject to redemption at a make-whole redemption price, inclusive of accrued and unpaid interest. This make-whole redemption price is determined as the higher of 100% of the principal amount of the notes or the present value of remaining principal and interest payments discounted semi-annually to the redemption date using the applicable treasury rate plus 0.50%. Before February 15, 2026, the Company has the option to redeem up to 40% of the aggregate principal amount of the Notes issued under this Indenture, limited to the net cash proceeds of one or more equity offerings. Following February 15, 2026, the Company retains the right to redeem all or a portion of the 2029 Senior Notes, with redemption prices expressed as percentages of the principal amount, along with accrued and unpaid interest.
The optional redemption percentages for the 2029 Senior Notes are as follows:

Percentage
2026	103.625%
2027	101.813%
2028 and thereafter	100.000%
The indenture governing the Company’s 2029 Senior Notes contain covenants that, among other things, limit the Company’s ability to create liens securing certain indebtedness, enter into certain sale-leaseback transactions, or consolidate, merge or transfer certain assets. The covenants are subject to a number of important exceptions and qualifications. The Company was in compliance with these covenants at March 31, 2024. Fees and costs totaling $13.4 million were incurred related to the 2029 Senior Notes and will be amortized over the life of the loan to interest expense. During the three months ended March 31, 2024, $5.6 million of the total amount was paid, with the remaining amount included in the accrued liabilities in the Company’s unaudited condensed consolidated balance sheet.
The proceeds from the 2029 Senior Notes were used to repay a portion of the outstanding indebtedness under the ABL Facility and to pay related fees and expenses in connection with the 2029 Senior Notes offering. In connection with the close of the CSI Acquisition on April 1, 2024, the Company used proceeds from additional draws on the ABL Facility to repay, terminate and/or redeem all of the CSI Compressco’s existing long-term indebtedness and pay fees, costs, premiums and expenses related to the prepayment, notes offering and acquisition. See Note 20 (“Subsequent Events”) to the Company’s condensed consolidated financial statements for more details.
As of March 31, 2024, the scheduled maturities, without consideration of potential mandatory prepayments, of the Company’s long-term debt were as follows (in thousands):

Amount
Years ended December 31,
2024	$—
2025	—
2026	—
2027	—
2028	1,130,846
Thereafter	750,000
Total	$1,880,846
Debt Issuance Costs
Debt issuance costs of $52.6 million, as of March 31, 2024, are being amortized over the respective terms of the ABL Facility and 2029 Senior Notes. As of December 31, 2023, $38.9 million was amortized over the term of the ABL Facility. Amortization expense related to these costs of $2.6 million and $5.4 million for the three months ended March 31, 2024, and 2023, respectively, are included in interest expense in the accompanying condensed consolidated statements of operations.
10. Derivative Instruments
The Company has entered into interest rate swaps, exchanging variable interest rates for fixed interest rates. In prior periods, the Company entered into interest rate collars that fixed interest rates within a range through the simultaneous purchase of an interest rate cap and sale of an interest rate floor. The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative or trading purposes. The Company’s derivative instruments are recognized on the unaudited condensed consolidated balance sheets at fair value and classified as current or long-term depending on the maturity date of the derivative instrument and whether the net carrying value is in a net asset or net liability position. Realized and unrealized gains and losses associated with the derivative instruments are recognized in gain (loss) on derivatives within the unaudited condensed consolidated statements of operations.
The table below summarizes information related to the notional amount and maturity dates for interest rate swaps at March 31, 2024:

Notional Amount	Effective date	Maturities
$225,000,000	12/14/2022	12/5/2024
$200,000,000	6/16/2022	6/14/2025
$125,000,000	5/2/2024	9/2/2025
$125,000,000	12/6/2024	12/6/2025
$75,000,000	6/15/2022	6/14/2026
$125,000,000	6/22/2022	6/22/2026
$125,000,000	12/6/2024	12/6/2026
$100,000,000	5/2/2024	3/2/2027
$75,000,000	6/14/2022	5/18/2027
$100,000,000	6/21/2022	5/19/2027
$200,000,000	7/8/2022	5/19/2027
$125,000,000	12/6/2024	12/6/2027
The following table summarizes the effects of the Company’s derivative instruments in the condensed consolidated statements of operations (in thousands):

	Location	March 31,
		2024	2023
Interest rate collars	Gain (loss) on derivatives	$—	$(6,292)
Interest rate swaps	Gain (loss) on derivatives	19,757	(1,703)
Total gain (loss) on derivatives		$19,757	$(7,995)
11. Fair Value Measurements
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, derivative instruments and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective Level 1 fair values due to the short-term maturity of these instruments.
The Company’s ABL Facility applies floating interest rates to outstanding amounts; therefore, the carrying amount of the ABL Facility approximates its Level 3 fair value. The fair value of the 2029 Senior Notes is determined using Level 2 inputs, relying on quoted prices in less active markets.
The Company records derivative instruments at fair value using Level 2 inputs of the fair value hierarchy. The interest rate swaps are valued using a discounted cash flow analysis based on available market data on the expected cash flows of each derivative using observable inputs, including interest rate curves and credit spreads. See Note 10 (“Derivative Instruments”) for more details.
The contingent consideration liability from a prior year acquisition is measured at fair value each reporting period, using Level 3 unobservable inputs (such as probability assessments of future cash flows), and changes in estimates of fair value are recognized in earnings.

The following table summarizes the fair value of the Company’s interest rate swaps and contingent consideration (in thousands):

	Carrying Value	As of March 31, 2024
		Level 1	Level 2	Level 3	Total
Interest rate swap- current	$4,226	$—	$4,226	$—	$4,226
Interest rate swap- non-current	32,465	—	32,465	—	32,465
Contingent consideration	—	—	—	3,673	3,673
2029 Senior Notes(1)	750,000	—	764,048	—	764,048

	Carrying Value	As of December 31, 2023
		Level 1	Level 2	Level 3	Total
Interest rate swap- current	$8,194	$—	$8,194	$—	$8,194
Interest rate swap- non-current	14,256	—	14,256	—	14,256
Contingent consideration	3,673	—	—	3,673	3,673
(1) Carrying value and fair value exclude the deduction for the unamortized debt issuance costs, see Note 9 (“Debt and Credit Facility”) for details.
12. Stockholders’ Equity
Holders of the Company’s common stock are entitled to one vote for each share. As of March 31, 2024, and December 31, 2023, there were 77,434,577 and 77,400,000 shares of common stock issued and outstanding, respectively. In the event of a liquidation, dissolution or winding up, holders of common stock are entitled to receive, ratably, the assets available for distribution to the stockholders after payment of all liabilities.
On July 3, 2023, 16,000,000 shares of common stock were issued and sold as part of the closing of the IPO, resulting in net proceeds of $230.8 million, after deducting expenses and underwriting discounts and commissions payable by the Company. On July 13, 2023, the underwriters exercised in full their option to purchase additional shares of common stock, pursuant to the underwriting agreement relating to the IPO. On July 13, 2023, the Company issued and sold an additional 2,400,000 shares of common stock. The Company received net proceeds of approximately $36.2 million, after deducting underwriting discounts and commissions payable. The net proceeds of each issuance and sale were used for repayment of existing indebtedness and general corporate purposes. After giving effect to these transactions, Kodiak had 77,400,000 shares of common stock issued and outstanding.
Class B and C Profits Interests
Prior to the IPO, Kodiak Holdings issued incentive awards to certain employees of Kodiak Services in the form of Class B incentive units (“Class B Units”). The Company records stock-based compensation expense associated with the Class B Units because of the employment relationship of the grantees with Kodiak Services.
On March 16, 2019, 61,098.4 Class B Units were authorized under the Kodiak Holdings 2019 Class B Unit Incentive Plan for grants to certain employees and non-employee board members. These Class B Units are intended to constitute “profits interests” for federal income tax purposes, but they constitute a substantive class of equity under GAAP. As of March 31, 2024, and December 31, 2023, there were 60,406.9 authorized Class B Units, and 57,058.5 were outstanding. There were no Class B Units granted in the three months ended March 31, 2024, or in 2023. Twenty-five percent (25%) of the Class B Units are subject to time vesting (the “Time-Vesting Units”), and the remaining seventy-five percent (75%) of the Class B Units are subject to performance vesting (the “Performance-Vesting Units”). Time-Vesting Units vest in equal annual installments on each of the five anniversaries of the applicable vesting commencement dates, subject to the Class B Unit holder’s continuous service through each of the applicable vesting dates. Performance-Vesting Units vest based on the achievement of certain investor return metrics, subject to the Class B Unit holder’s continuous service through the applicable vesting dates. Holders of Class B Units are entitled to distributions on vested awards in accordance with the Kodiak Holdings distribution waterfall. Class B Units are not subject to any conversion rights other than an automatic conversion to Class C incentive units (“Class C Units”) in connection with certain terminations of employment. Each Class C Unit holder is eligible to receive distributions up to an amount equal to the fair market value of the corresponding converted Class B Unit on the date of conversion. As of March 31, 2024, no material conversions had occurred.

There are no performance hurdles associated with the Time-Vesting Units. The fair value of each incentive award was estimated on its applicable grant date using an option pricing model.
Stock compensation expense is recognized ratably over the vesting period of the awards. During the three months ended March 31, 2024, and 2023, approximately $0.2 million and $0.9 million, respectively, in stock compensation expense was recognized in selling, general and administrative expenses. As of March 31, 2024, there were 319.4 unvested Time-Vesting Units, representing $0.1 million in unrecognized stock compensation expense.
Preferred stock
Preferred stock consists of 50,000,000 authorized shares as of March 31, 2024, of which none were issued.
2023 Omnibus Incentive Plan
On June 20, 2023, Kodiak’s Board of Directors authorized and adopted the Kodiak Gas Services, Inc. Omnibus Incentive Plan (the “Omnibus Plan”) for employees, consultants and directors. The Omnibus Plan enables Kodiak’s Board of Directors (or a committee authorized by Kodiak’s Board of Directors) to award incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards and substitute awards to align the interests of service providers, including the Company’s named executive officers, with those of the Company’s stockholders. A total of 6,375,000 shares of common stock have been reserved for issuance pursuant to awards under the Omnibus Plan. On June 29, 2023, Kodiak granted 1,297,188 shares of common stock equity awards to certain employees, including Kodiak’s named executive officers, pursuant to awards under the Omnibus Plan. Additionally, on March 8, 2024, Kodiak granted 718,820 shares of common stock equity awards to certain employees, including Kodiak's named executive officers, pursuant to awards under the Omnibus Plan.
Restricted Stock Units
Of the total shares of common stock equity awards granted on June 29, 2023, and March 8, 2024, 985,313 and 457,053 shares, respectively, were granted pursuant to awards of time-based restricted stock units (“RSUs”) that vest ratably over a three-year period, subject to continuous service through each vesting date and other conditions precedent.
On December 8, 2023, the Company provided employees who were eligible to receive cash payments of long-term incentive awards granted in January 2023 under the Company’s 2020 Long-Term Incentive Plan (the “LTIP Plan”) the opportunity to make an election to receive a grant of RSUs that vest ratably over a three-year period in lieu of cash payments. Upon exercising the employees’ elections to convert the cash payments into RSUs, 138,430 RSUs were granted.
Performance Stock Units
Of the total shares of common stock equity awards granted on June 29, 2023, and March 8, 2024, 311,875 and 261,767 shares, respectively, were granted pursuant to awards of performance stock units (“PSUs”) that cliff vest at the end of a three-year performance period, with the ultimate number of shares earned and issued ranging from 0 - 190% of the number of shares subject to the PSU award, subject to continuous service through the end of the performance period and other conditions precedent. The performance criteria for the PSUs are a combination of: (1) Discretionary Cash Flow (“DCF”) (30% weight); (2) Consolidated Net Leverage Ratio (“CNLR”) (30% weight); (3) Absolute Total Shareholders' Return (“ATSR”) (30% weight); and (4) and ESG Scorecard (10% weight) (each as defined below), in each case, during the Performance Period.
DCF is calculated based on the three-year cumulative Adjusted EBITDA less net cash taxes, less net cash interest, less maintenance capital expenditures, all as reported in the financial statement reconciliations provided in the Company’s public filings, measured over the performance period; CNLR is calculated as of the last day of the fiscal quarter at the end of the performance period, as the ratio of (a) Total Indebtedness (as defined in the ABL Credit Agreement) minus Cash, in each case, as of such date to (b) LQA Adjusted EBITDA (defined as EBITDA (as defined in the ABL Credit Agreement) for the fiscal quarter ending at the end of the performance period, multiplied by four). ATSR is determined on an annualized basis over the relevant performance period for the beginning and ending 20-day volume-weighted average price, as adjusted for dividends paid.
•The vesting of the PSUs based on DCF, CNLR, and ATSR will each be (i) 200% if the Company achieves performance at maximum; (ii) 100% if the Company achieves performance at target; (iii) 50% if the Company achieves performance at threshold level; and (iv) 0% if the Company achieves performance below threshold; and

•The vesting of the PSUs based on ESG Scorecard will be (i) 100% if the Company achieves ESG targets and (ii) 0% if the Company does not achieve ESG Scorecard.
With respect to each PSU, each PSU holder is granted associated dividend equivalents rights. In the event that the Company declares and pays a regular cash dividend, and on the record date for such dividend, the Company will accrue a dividend equivalent based on the number of PSUs expected to vest.
The following table summarizes award activity under the Omnibus Plan for the three-month period ending March 31, 2024:

	RSUs		PSUs
	Number of RSUs	Weighted- Average Price	Number of PSUs	Weighted- Average Price
Outstanding at January 1, 2024	1,079,603	$16.29	311,875	$16.99
Granted	457,053	25.13	261,767	28.88
Vested or exercised	(34,577)	18.20	—	—
Forfeited or cancelled	(28,307)	17.14	—	—
Outstanding at March 31, 2024	1,473,772	$18.97	573,642	$22.42
Stock awards expected to vest	1,473,772	$18.97	573,642	$22.42
As of March 31, 2024, the total future compensation cost related to non-vested equity awards was approximately $33.2 million, assuming the performance-based restricted stock units vest at 100%, pursuant to the terms of the applicable award. During the three months ended March 31, 2024, approximately $2.7 million in stock compensation expense was recognized in selling, general and administrative expenses. There was no such expense recorded for the three months ended March 31, 2023.
Dividends
The following table summarizes the Company’s dividends declared and paid in each of the quarterly periods of 2024 and 2023:

	Dividends per Common Share	Dividends Paid
		(in thousands)
2024
Q1	$0.38	$29,815
2023
Q4	$0.38	$29,793
On May 2, 2024, the Company’s Board of Directors declared a cash dividend of $0.38 per share for the quarterly period ended March 31, 2024, which is payable on May 20, 2024, to shareholders of record as of the close of business on May 13, 2024 (the “Common Stock Dividend”) and, in conjunction with the Common Stock Dividend, Kodiak Gas Services declared a distribution on its units of $0.38 per unit payable on May 20, 2024 to all unitholders of record of Kodiak Services as of the close of business on May 16, 2024.
13. Commitments and Contingencies
Accrued Capital Expenditures
As of March 31, 2024, and December 31, 2023, the Company has accrued capital expenditures of $40.4 million and $30.5 million, respectively. These amounts were included in accounts payable or accrued liabilities on the consolidated balance sheets.

Purchase Commitments
Purchase commitments primarily consist of future commitments to purchase new compression units that have been ordered but not yet received. As of March 31, 2024, these commitments amounted to $106.6 million, all of which is expected to be settled within the next twelve months.
Contingent Consideration
The Company agreed to pay, as contingent consideration, up to $3.7 million of certain past due accounts receivable acquired in connection with a prior acquisition in 2019, if collected, to the seller in that transaction. The Company records contingent consideration at the acquisition and end of reporting periods at fair value in accrued liabilities. As of March 31, 2024, and December 31, 2023, none of the outstanding receivables had been collected.
Sales Tax Contingency
Between October 2019 and April 2023, the Company received notices from the Texas Comptroller’s office in regards to audits for periods ranging from December 2015 through December 2023. The audits pertain to whether the Company may owe sales tax on certain of its compression equipment that it had purchased during that time period. As of December 31, 2023, the Company had accrued a total amount of $28.8 million for this contingent liability. During the three months ended March 31, 2024, based on current information, the Company accrued an additional $0.4 million. As of March 31, 2024, the Company had a total of $29.2 million included as accrued liabilities on the condensed consolidated balance sheets.
Legal Matters
From time to time, the Company may become involved in various legal matters. Management believes that as of March 31, 2024, there are no legal matters whose resolution could have a material adverse effect on the unaudited condensed consolidated financial statements.
14. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023
Prepaid insurance	$995	$2,353
Interest rate swap receivable	1,296	2,025
Prepaid vehicle allowance	1,149	1,130
Deferred project costs	—	737
Prepaid rent	532	532
Other	1,278	3,577
Total prepaid expenses and other current assets	$5,250	$10,353

15. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023
Sales tax liability	$29,171	$28,847
Accrued bonus	6,957	13,259
Accrued accounts payable	28,577	15,506
Accrued interest	13,393	8,313
Station project accrual	5,284	7,797
Accrued taxes	10,280	6,415
Accrued professional fees	3,015	6,015
Contingent consideration	3,673	3,673
Accrued payroll	1,519	3,321
Accrued insurance	—	856
Lease liabilities - current portion	3,065	—
Other	3,917	3,076
Total accrued liabilities	$108,851	$97,078
16. Income Taxes
For the three months ended March 31, 2024, the Company recorded income tax expense of $9.9 million, and for the three months ended March 31, 2023, the Company recorded income tax benefit of $4.0 million. The effective tax rate was approximately 24.6% for the three months ended March 31, 2024, compared to 24.4% for the three months ended March 31, 2023. The difference between the Company’s effective tax rates for the three months ended March 31, 2024, and 2023 and the U.S. statutory tax rate of 21% was primarily due to state income taxes.
In August 2022, the U.S. Inflation Reduction Act of 2022 and the CHIPS and Science Act of 2022 were signed into law. These acts include, among other provisions, a corporate alternative minimum tax of 15%, an excise tax on the repurchase of corporate stock, various climate and energy provisions and incentives for investment in semiconductor manufacturing. These provisions are not expected to have a material impact on the Company’s results of operations or financial position.
The Company did not have any uncertain tax benefits as of March 31, 2024, and December 31, 2023. For the three months ended March 31, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions, and no amounts had been recognized in the condensed consolidated statements of operations.
17. Defined Contribution Plan
The Company maintains a defined contribution savings plan for its employees. The Company contributed $0.9 million and $0.8 million to the plan for the three months ended March 31, 2024, and 2023, respectively.
18. Segments
The Company manages its business through two operating segments: Compression Operations and Other Services. Compression Operations consists of operating Company-owned and customer-owned compression infrastructure, pursuant to fixed-revenue contracts to enable the production, gathering and transportation of natural gas and oil. Other Services consists of a full range of contract services to support the needs of customers, including station construction, maintenance and overhaul, and other ancillary time and material-based offerings.
The Company evaluates performance and allocates resources based on the gross margin of each segment, which consists of revenues directly attributable to the specific segment (less all costs of service directly attributable to the specific segment, which includes cost of operations and depreciation and amortization). Depreciation and amortization for the Compression Operations segment was $46.9 million and $44.9 million for the three months ended March 31, 2024, and 2023, respectively. Revenue includes only sales to external customers. The following table represents financial metrics by segment (in thousands):

	Compression Operations	Other Services	Total
Three Months Ended March 31, 2024
Revenue	$193,399	$22,093	$215,492
Gross margin	80,573	4,409	84,982
Total assets	3,262,665	53,766	3,316,431
Capital expenditures	60,153	—	60,153
Three Months Ended March 31, 2023
Revenue	$177,697	$12,415	$190,112
Gross margin	70,030	3,427	73,457
Total assets	3,206,704	7,044	3,213,748
Capital expenditures	48,581	—	48,581
The following table reconciles total gross margin to income before income taxes (in thousands):

	Three Months Ended March 31,
	2024	2023
Total gross margin	$84,982	$73,457
Selling, general and administrative expenses	(24,824)	(13,085)
Loss on sale of property, plant and equipment	—	(17)
Interest expense, net	(39,740)	(68,662)
Gain (loss) on derivatives	19,757	(7,995)
Other expense	(68)	(31)
Income (loss) before income taxes	$40,107	$(16,333)
19. Earnings Per Share of Common Stock
Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is computed by using the weighted average shares of common stock outstanding, including the dilutive effect of restricted shares based on an average share price during the period. For the three months ended March 31, 2024, 99,015 unvested performance stock units were not included in the calculation of the potential dilutive common shares for the period because to do so would be anti-dilutive. For the three months ended March 31, 2023, there were no anti-dilutive shares. The computations of basic and diluted earnings per share for the three months ended March 31, 2024, and 2023 are as follows:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2024	2023
Net income (loss)	$30,232	$(12,343)

Basic weighted average shares of common stock	77,432,283	59,000,000
Effect of dilutive securities	670,167	—
Diluted weighted average shares of common stock	78,102,450	59,000,000

Basic earnings (loss) per share of common stock	$0.39	$(0.21)
Diluted earnings (loss) per share of common stock	$0.39	$(0.21)

20. Subsequent Events
On April 1, 2024 (the “Closing Date”), the Company completed the acquisition of 100% of the issued and outstanding partnership interests of CSI Compressco pursuant to the terms of the Merger Agreement for a total aggregated purchase price of $994.1 million, including the issuance of the equity shares described below and the repayment of $651.8 million of debt assumed in the acquisition using proceeds from the Company’s ABL Facility. Under the Merger Agreement, CSI Compressco unitholders received 0.086 shares of Kodiak common stock for each CSI Compressco common unit owned and certain CSI Compressco unitholders meeting specified requirements (the “Electing Unitholders”) elected to receive limited liability company units representing economic interests in Kodiak Services (“OpCo Units”) (along with an equal number of shares of Kodiak’s non-economic voting preferred stock), for each CSI Compressco common unit they held. Each OpCo Unit will be redeemable at the option of the holder for (i) one share of Kodiak common stock (along with cancellation of a corresponding share of preferred stock) or (ii) cash at Kodiak Services’ election, following a six-month post-closing lock-up and subject to certain conditions. On or after April 1, 2029, Kodiak shall have the right to effect redemption of OpCo Units. The OpCo Units represent and will be accounted for as noncontrolling interests in Kodiak Services. Each share of preferred stock entitles the holder to one vote per share, voting proportionally with holders of Common Stock. The preferred stock lacks economic benefits beyond its par value of $0.01 per share (with a maximum value of $50,000), as it does not participate in earnings or cash dividends of Kodiak. Rather, it solely represents a voting share. Pursuant to the Merger Agreement, the Company issued 6,785,673 shares of common stock and 5,562,273 shares of preferred stock with an equal number of OpCo Units with an estimated fair value of $342.3 million based on the Company’s stock price on April 1, 2024. Transaction costs of $7.9 million associated with the acquisition are included within selling, general and administrative expenses for the three months ended March 31, 2024. The Company will apply the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations to account for the transaction and expect to record any purchase price accounting adjustments in the second quarter of 2024. The Company will record the assets acquired and liabilities assumed at their fair values as of the acquisition date. Due to the limited time since the closing of the acquisition, the valuation efforts and related acquisition accounting is incomplete at the time of the filing of these unaudited condensed consolidated financial statements. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired, including goodwill and other intangible assets. In addition, because the acquisition accounting is incomplete, the Company is unable to provide the supplemental pro forma revenue and earnings for the combined entity, as the pro forma adjustments are expected to primarily consist of estimates for the depreciation of property, plant and equipment acquired, amortization of identifiable intangible assets acquired and related income tax effects, which will result from the purchase price allocation and determination of the fair values for the assets acquired and liabilities assumed.
The Company entered into the following agreements concurrently with the closing of the acquisition.
Registration Rights Agreement
On the Closing Date, the Company entered into a registration rights agreement with the Electing Unitholders (the “Registration Rights Agreement”), pursuant to which, among other things, the Electing Unitholders were granted customary rights to require us to file and maintain the effectiveness of a shelf registration statement with respect to the resale of the Kodiak common stock received by the Electing Unitholders, and under certain circumstances, to require us to undertake underwritten offerings of such Kodiak common stock.
OpCo LLC Agreement
On the Closing Date, the Company entered into the Sixth Amended and Restated Limited Liability Company Agreement of Kodiak Services (the “OpCo LLC Agreement”) with Kodiak Services and the Electing Unitholders. The Company will continue to operate its’ business through Kodiak Services, which will continue to directly or indirectly hold all of the assets and operations of Kodiak and CSI Compressco. The Company is the sole managing member of Kodiak Services and are responsible for all operational, management and administrative decisions relating to Kodiak Services’ business and will consolidate financial results of Kodiak Services and its subsidiaries. Kodiak Services is governed by the OpCo LLC Agreement.
Certificate of Designation
On March 28, 2024, the Company filed the Certificate of Designation of Series A Preferred Stock (the “Certificate of Designation”) with the Delaware Secretary of State. On the Closing Date of the CSI Acquisition, the Company issued 5,562,273 shares of Series A Preferred Stock to the Electing Unitholders. The rights of holders of Series A Preferred Stock will be governed by the Company’s charter and bylaws, the Certificate of Designation and Delaware law.
Supplemental Indenture

In connection with the CSI Acquisition, on April 2, 2024, the Company, Kodiak Services, the existing subsidiary guarantors and certain subsidiaries of Kodiak Services acquired in connection with the CSI Acquisition (the “New Subsidiary Guarantors”) entered into a supplemental indenture with U.S. Bank Trust Company, National Association, as trustee under the Indenture (as defined below), pursuant to which the New Subsidiary Guarantors agreed to guarantee the obligations under the Indenture.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. For further information on items that could impact our future operating performance or financial condition, see the sections entitled “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and “Cautionary Note Regarding Forward-Looking Statements” in this Report. We assume no obligation to update any of these forward-looking statements, except as required by law. Unless otherwise indicated or the context otherwise requires, the historical financial information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects only the historical financial results of Kodiak Gas Services, Inc. and its consolidated subsidiaries and references to the “Company,” “we,” “our,” or “us” are to Kodiak Gas Services, Inc. and its consolidated subsidiaries.
Overview
We are a leading operator of contract compression infrastructure in the U.S. Our compression operations (“Compression
Operations”) and related services are critical to our customers’ ability to reliably produce, gather and transport natural gas and oil. We are a market leader in the Permian Basin, which is the largest producing natural gas and oil basin in the U.S. We operate our large horsepower compression units under stable, fixed-revenue contracts with many upstream and midstream customers. Our compression assets have long useful lives consistent with the expected production lives of the key regions where we operate. We believe our customer-centric business model positions us as the preferred contract compression operator for our customers and creates long-standing relationships. We strategically invest in the training, development and retention of our highly skilled and dedicated employees and believe their expertise and commitment to excellence enhances and differentiates our business model. Furthermore, we maintain an intense focus on being one of the most sustainable and responsible operators of contract compression infrastructure.
We manage our business through two operating segments: Compression Operations and Other Services. Compression Operations consists of operating Company-owned and customer-owned compression infrastructure to enable the production, gathering and transportation of natural gas and oil. Other Services consists of station construction, maintenance and overhaul, plus other ancillary time and material-based offerings. Our Other Services offerings are often cross sold with Compression Operations.
Recent Developments
CSI Acquisition
On April 1, 2024, we completed the acquisition of CSI Compressco, pursuant to the terms of the definitive merger agreement executed on December 19, 2023, creating the industry’s largest contract compression fleet with revenue-generating horsepower of approximately 4.3 million. CSI Compressco unitholders received 0.086 shares of Kodiak common stock for each CSI Compressco common unit owned. The Electing Unitholders elected to receive 0.086 limited liability company units representing economic interests in Kodiak Services (along with an equal number of shares of non-economic voting preferred stock of Kodiak) for each CSI Compressco common unit they held. At the option of the holder, each such unit will be redeemable for one share of Kodiak common stock (along with cancellation of a corresponding share of preferred stock), following a six-month post-closing lock-up and subject to certain conditions. See Note 20 (“Subsequent Events”) to our condensed consolidated financial statements for more information.
Enhancement and Standardization of Climate-Related Disclosures
In March 2024, the SEC adopted rules to enhance and standardize climate-related disclosures. The final rules require disclosure of the following information in the footnotes to financial statements, subject to certain materiality thresholds:
•Financial statement effects of severe weather events and other natural conditions;
•Impacts to estimates and assumptions used to produce financial statements associated with severe weather events and other natural conditions or any disclosed climate-related targets or transition plans; and
•Financial statement effects related to carbon offsets or renewable energy credits/certificates used as part of plans to achieve climate-related goals.
In addition, registrants will be required to disclose outside of financial statements information about the material impact of climate-related risks on strategy, business model and outlook; risk management processes for, and governance and oversight activities of those risks; and material climate-related targets or goals. Information related to material greenhouse gas emissions will be required for certain registrants but will not be required for us based on our current filer status.

The final rules include a phased-in compliance period for all registrants, with the compliance date dependent on the registrant’s filer status and the content of the disclosure. Based on our current filer status, we will be required to comply with the final rules beginning with our annual report for the fiscal year beginning January 1, 2027. We are assessing the new climate-related disclosure rules, awaiting decisions on their legal status and determining an implementation plan to comply with the disclosure requirements in accordance with the prescribed timeline.

Operational Highlights
The following table summarizes certain horsepower, unit count and horsepower utilization percentages for our fleet for the periods presented.

	As of March 31,		Percentage Change
	2024	2023
Operating Data (at period end):
Fleet horsepower (1)	3,291	3,175	3.7%
Revenue-generating horsepower (2)	3,286	3,169	3.7%
Fleet compression units	3,091	3,041	1.6%
Revenue-generating compression units	3,064	3,033	1.0%
Revenue-generating horsepower per revenue-generating compression unit (3)	1,072	1,045	2.6%
Horsepower utilization (4)	99.8%	99.8%	—%
(1)Fleet horsepower includes revenue-generating horsepower and idle horsepower, which is comprised of compression units that do not have a signed contract or are not subject to a firm commitment from our customer(s) and are no longer generating revenue. Fleet horsepower excludes 27,663 and 58,645 of non-marketable or obsolete horsepower as of March 31, 2024, and 2023, respectively.
(2)Revenue-generating horsepower includes (x) compression units that are operating under contract and generating revenue and (y) compression units which are available to be deployed, pursuant to a signed contract, or are subject to a firm commitment from our customer.
(3)Calculated as (i) revenue-generating horsepower divided by (ii) revenue-generating compression units at period end.
(4)Horsepower utilization is calculated as (i) revenue-generating horsepower divided by (ii) fleet horsepower.
Horsepower
The 3.7% increase in fleet horsepower and revenue-generating horsepower, respectively, were primarily attributable to the purchase and deployment of new compression units through organic growth with our existing customer base, as well as select new customers in the key regions in which we operate. The 2.6% increase in revenue-generating horsepower per revenue-generating compression unit was due to the purchase and deployment of new, large horsepower units.

Financial Results of Operations
Three Months Ended March 31, 2024, Compared to the Three Months Ended March 31, 2023
The following table presents selected financial and operating information for the periods presented (in thousands):

	For the Three Months Ended March 31,		% Change
	2024	2023
Revenues:
Compression Operations	$193,399	$177,697	8.8%
Other Services	22,093	12,415	78.0%
Total revenues	215,492	190,112	13.4%
Operating expenses:
Cost of operations (exclusive of depreciation and amortization shown below):
Compression Operations	65,882	62,770	5.0%
Other Services	17,684	8,988	96.8%
Depreciation and amortization	46,944	44,897	4.6%
Selling, general and administrative expenses	24,824	13,085	89.7%
Loss on sale of property, plant and equipment	—	17	(100.0)%
Total operating expenses	155,334	129,757	19.7%
Income from operations	60,158	60,355	(0.3)%
Other income (expenses):
Interest expense, net	(39,740)	(68,662)	(42.1)%
Gain (loss) on derivatives	19,757	(7,995)	(347.1)%
Other expense	(68)	(31)	119.4%
Total other expenses	(20,051)	(76,688)	(73.9)%
Income (loss) before income taxes	40,107	(16,333)	(345.6)%
Income tax (benefit) expense	9,875	(3,990)	(347.5)%
Net income (loss)	$30,232	$(12,343)	(344.9)%

Revenues and Sources of Income
Compression Operations
Compression Operations revenue increased $15.7 million (8.8%) for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, of which $16.8 million of the increase was the result of an increase in average revenue-generating horsepower due to increased demand for our Compression Operations (consistent with increased operating activity in the oil and gas industry) and an increase in average monthly revenue per revenue-generating horsepower; partially offset by a $1.1 million decrease in freight and crane charges that are directly reimbursable by our customers.
Other Services
Other Services revenue increased $9.7 million (78.0%) for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This increase was primarily due to a $9.5 million increase in revenues from station construction services, mostly due to an increase in demand for and scope of station projects. Revenue also increased by $0.2 million from parts and service sales.

Operating Costs and Other Expenses
Compression Operations
Compression Operations expenses increased $3.1 million (5.0%) for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This was primarily due to a $1.9 million increase in direct labor expenses related to increased headcount and salaries, a $1.4 million increase in indirect expenses and a $0.7 million increase in direct expenses, driven by increases in pricing and volume of lubricant oil and coolant and parts to support increased activity; partially offset by a $0.9 million decrease in freight and crane charges that are directly reimbursable by our customers.
Other Services
Other Services expenses increased $8.7 million (96.8%) for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Substantially all, or $8.7 million of the increase, was due to an increase in expenses from station construction services, mostly due to an increase in demand for and scope of station projects.
Depreciation and Amortization
Depreciation and Amortization increased $2.0 million (4.6%) for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This increase was primarily due to an increase in compression equipment purchased, which resulted in increased depreciation associated with that equipment.
Selling, General and Administrative Expenses
Selling, General and Administrative Expenses increased $11.7 million (89.7%) for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This increase was due to a $8.5 million increase in professional fees, primarily related to transactions costs associated with the CSI Acquisition, a $2.0 million increase in stock compensation expense related to equity compensation plans, a $1.0 million increase in other overhead expenses, mostly consisting of insurance, entertainment and office expenses, a $0.1 million increase in labor and benefits and a $0.1 million increase in bad debt expense.
Interest Expense, Net
Interest Expense, Net decreased $28.9 million (42.1%) for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This decrease was primarily due to the extinguishment of the Term Loan (as defined below) in July 2023, partially offset by an increase in the effective interest rate on the ABL Facility, as well as interest on the 2029 Senior Notes.
Gain (Loss) on Derivatives
Gain (Loss) on Derivatives increased $27.8 million (347.1%) for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This increase was primarily related to a $14.3 million increase in the fair value of derivatives and an increase in cash received on derivatives of $5.5 million for the three months ended March 31, 2024, due to an increase in the long-term Secured Overnight Financing Rate (“SOFR”) yield curve, as compared to a $17.9 million decrease in the fair value of derivatives and cash received on derivatives of $9.9 million for the three months ended March 31, 2023, due to a decrease in the long-term SOFR yield curve.
Income Tax (Benefit) Expense
Income Tax Expense increased by $13.9 million (347.5%) for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This increase was primarily due to an increase in pre-tax income of $56.4 million for the three months ended March 31, 2024, compared to pre-tax loss for the three months ended March 31, 2023.
Liquidity and Capital Resources
Overview
Our ability to fund operations, finance capital expenditures, service our debt and pay dividends depends on our operating cash flows and access to the capital and credit markets. Our primary sources of liquidity are cash flows generated from our operations and our borrowing availability under the ABL Facility. Our cash flow is affected by numerous factors, including prices and demand for our compression infrastructure assets and services, conditions in the financial markets and various other factors. We believe cash generated by operating activities will be sufficient to service our debt, fund working capital, fund our estimated capital expenditures and, as our Board of Directors may determine from time to time in its discretion, pay dividends.
Cash Requirements
Capital Expenditures
The compression infrastructure business is capital intensive, requiring significant investment to expand, maintain and upgrade existing operations. Our capital requirements have consisted primarily of, and we anticipate that our capital requirements will continue to consist primarily of, the following:
•Growth Capital Expenditures: (1) capital expenditures made to expand the operating capacity or operating income capacity of assets by acquisition of additional compression units, (2) capital expenditures made to maintain the operating capacity or operating income capacity of assets by acquisition of replacement compression units and (3) capital expenditures on assets other than compression units required to operate the business—such as trucks, wash trailers, crane trucks, leasehold improvements, technology hardware and software and related implementation expenditures, furniture and fixtures, and other general items that are typically capitalized and have a useful life beyond one year. We make capital expenditures unrelated to our compression units (as described in clause (3) above) if and when necessary to support the operations of our revenue-generating horsepower.
•Maintenance Capital Expenditures: periodic capital expenditures incurred at predetermined operating intervals to maintain consistent and reliable operating capacity of our assets over the near term. Such maintenance capital expenditures typically involve overhauls of significant components of our compression units, such as the engine and compressor, pistons, rings, heads and bearings. These maintenance capital expenditures are predictable, and the majority of these expenditures are tied to a detailed, unit-by-unit schedule based on hours of operation or age. We utilize a disciplined and systematic asset management program whereby we perform major unit overhauls and engine replacements on a defined schedule based on hours of operation. As a result, our maintenance capital expenditures may vary considerably from year to year based on when such assets were added to the fleet. Maintenance capital expenditures, along with regularly scheduled preventive maintenance expenses, are typically sufficient to sustain the operating capacity of our assets over the full expected useful life of the compression units. Maintenance capital expenditures do not include expenditures to replace compression units when they reach the end of their useful lives.
The majority of our growth capital expenditures are related to the acquisition cost of new compression units. Maintenance capital expenditures are related to overhauls of significant components of our compression equipment, such as the engine and compressor, which return the components to a like-new condition without modifying the application for which the compression equipment was designed.
For the three months ended March 31, 2024, growth capital expenditures were $59.4 million and maintenance capital expenditures were $10.6 million. For the three months ended March 31, 2023, growth capital expenditures were $35.8 million and maintenance capital expenditures were $4.8 million. The increase in growth capital expenditures was primarily related to the timing of compression unit purchases necessary to support operating capacity demand. The increase in maintenance capital expenditures was primarily due to an increase in unit overhauls scheduled based on the age and operating hours of such units.
Dividends
Our Board of Directors may elect to declare cash dividends on our common stock, subject to our compliance with applicable law, and depending on, among other things, economic conditions, our financial condition, results of operations, projections, liquidity, earnings, legal requirements and restrictions in the agreements governing our indebtedness (as further discussed herein). The timing, amount and financing of dividends, if any, are subject to the discretion of our Board of Directors from time to time.
On May 2, 2024, our Board of Directors declared a quarterly cash dividend, which was paid on May 20, 2024, to stockholders of record, determined as of close of business on May 13, 2024 (the “Common Stock Dividend”) and, in conjunction with the Common Stock Dividend, Kodiak Gas Services declared a distribution on its units of $0.38 per unit, payable on May 20, 2024, to all unitholders of record of Kodiak Services as of the close of business on May 16, 2024.
Over the long-term, we expect to fund any dividends and our budgeted growth capital expenditures using our Discretionary Cash Flow. In the event our Discretionary Cash Flow is insufficient for the purpose of funding any such dividends and our budgeted growth capital expenditures for such period, we may fund such shortfall (i) with additional borrowings under our ABL Facility, which, as of March 31, 2024, had $1,068.1 million available (subject to the requirement that our availability, in the case of dividends, under the ABL Facility exceeds the greater of (x) 10% of the total commitments under the facility of $2.2 billion or (y) $200 million) or (ii) reduce our growth capital expenditures for such period. Any such additional borrowings under our ABL Facility will result in an increase in our interest expense for such period. Any such reduction in our growth capital expenditures may result in lower growth in our revenue-generating horsepower in future periods.
Contractual Obligations
Our material contractual obligations as of March 31, 2024, consisted of the following:
•Long-term debt of $1.9 billion, of which $1.1 billion is due in 2028 and $750.0 million is due in 2029.
•Purchase commitments of $106.6 million, all of which is expected to be settled within the next twelve months; primarily consisting of future commitments to purchase new compression units that have been ordered but not yet received. See Note 13 (“Commitments and Contingencies”) to the condensed consolidated financial statements included elsewhere in this Report.
Other Commitments
As of March 31, 2024, other commitments include operating lease payments totaling $33.9 million.
As of December 31, 2023, other commitments include operating lease payments totaling $34.5 million.
Sources of Cash
Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2024, and 2023 (in thousands):

	Three months ended March 31,
	2024	2023	$ Variance
Net cash provided by operating activities	$51,542	$23,290	$28,252
Net cash used in investing activities	(60,150)	(48,574)	(11,576)
Net cash provided by financing activities	12,352	18,853	(6,501)
Net increase (decrease) in cash and cash equivalents	$3,744	$(6,431)	$10,175
Operating Activities
The $28.3 million increase in net cash provided by operating activities for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily due to a $26.1 million decrease in interest expense, net of debt issuance cost amortization, and a $6.6 million increase in income from operations adjusted for non-cash operating activity and working capital changes. This increase was partially offset by a $4.4 million decrease in cash received on derivatives.
Investing Activities
The $11.6 million increase in net cash used in investing activities for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily due to a $5.8 million increase in maintenance capital expenditures and a $5.8 million increase in growth capital expenditures, net of accrued capital expenditures.
Financing Activities
The $6.5 million decrease in net cash provided by financing activities for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily due to an increase in dividends paid to stockholders of $29.8 million, $0.4 million increase in cash payments related to offering cost, an increase in net payments over borrowings on debt instruments of $0.3 million and cash paid for shares withheld to cover taxes of $0.3 million. This was offset by a decrease in payments of debt issuance costs of $24.3 million.

Description of Indebtedness
ABL Facility

As of January 1, 2022, a wholly owned subsidiary of Kodiak had a revolving asset-based loan credit facility (the “ABL Facility”) with unaffiliated secured lenders and JPMorgan Chase Bank, N.A., as administrative agent. On March 22, 2023, wholly owned subsidiaries of Kodiak entered into the Fourth Amended and Restated ABL Credit Agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended or restated from time to time, the “ABL Credit Agreement”), whereby the total facility (among other things) was increased to $2.2 billion and certain changes were made to our financial covenants and maturity date. On May 31, 2023, the ABL Credit Agreement was amended to, among other things, permit distributions of overallotment proceeds from the IPO and revise the terms related to the payment and prepayment of that certain Amended and Restated Credit Agreement, dated as of May 19, 2022, as amended by that certain First Amendment, dated March 31, 2023, among Kodiak Services, Frontier Intermediate Holding, LLC, Wells Fargo Bank, N.A., as Administrative Agent, and the lenders party thereto (the “Term Loan”). On June 27, 2023, the ABL Credit Agreement was further amended to remove the ability to make distributions related to overallotment proceeds from the IPO and to instead require prepayment of the obligations and cash collateralization of any letter of credit exposure upon the issuance of any equity interests by Kodiak pursuant to the overallotment in the IPO. In connection with the IPO, the Company became a borrower under the ABL Facility. As of March 31, 2024, there was $1.0 million in letters of credit outstanding under the ABL Facility. The maturity date of the ABL Facility is March 22, 2028. See Note 9 (“Debt and Credit Facilities”) to the condensed consolidated financial statements included elsewhere in this Report. The ABL Credit Agreement requires that we meet certain financial ratios.
Commencing with the first fiscal quarter ended March 31, 2024, we must maintain an interest coverage ratio (as defined in the ABL Credit Agreement) of not less than 2.50 to 1.00, determined as of the last day of each fiscal quarter.
Additionally, our Leverage Ratio (as defined in the ABL Credit Agreement), determined quarterly as of the last day of each fiscal quarter, may not exceed (i) 5.25 to 1.00 for the fiscal quarters ending September 30, 2023, and December 31, 2023, (ii) 5.00 to 1.00 for the fiscal quarter ending March 31, 2024, (iii) 4.75 to 1.00 for the fiscal quarter ending June 30, 2024, and (iv) 4.50 to 1.00 for each fiscal quarter ending on or after September 30, 2024.
All obligations under the ABL Facility are collateralized by essentially all the assets of the Company. We were in compliance with all covenants as of March 31, 2024, and December 31, 2023.
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
The applicable interest rate under the ABL Facility is (i) in the case of SOFR-based borrowings, the Term SOFR or Daily Simple SOFR rate then in effect (subject to a floor of 0%) plus 0.10% plus a spread that depends on our Leverage Ratio as of the most recent determination date, ranging from 2.00% if our Leverage Ratio is less than or equal to 3.00:1.00 to 3.00% if our Leverage Ratio is greater than 5.50:1.00 and (ii) in the case of prime rate-based borrowings, the prime rate (subject to a floor of 2.5%) plus a spread that depends on our Leverage Ratio as of the most recent determination date, ranging from 1.00% if our Leverage Ratio is less than or equal to 3.00:1.00 to 2.00% if our Leverage Ratio is greater than 5.50:1.00.
The weighted average interest rate as of March 31, 2024 and December 31, 2023, was 7.68% and 8.08%, respectively, excluding the effect of interest rate swaps. The Company pays an annualized commitment fee of 0.25% on the unused portion of its ABL Facility if borrowings are greater than 50% of total commitments and 0.50% on the unused portion of the ABL Facility if borrowings are less than 50% of total commitments.
Third Amendment to ABL Credit Agreement
On January 22, 2024, Kodiak, Kodiak Services and certain other subsidiaries of Kodiak entered into the Third Amendment to the ABL Credit Agreement (the “Third Amendment”), which amends the Existing ABL Credit Agreement. The Third Amendment, among other things, amended certain provisions of the Existing ABL Credit Agreement (i) to accommodate the consummation of the transactions contemplated by the Merger Agreement, (ii) to account for Kodiak’s organizational structure after giving effect to the transactions contemplated by the Merger Agreement and (iii) include a maximum secured leverage ratio of (x) 3.75 to 1.00 for the first four fiscal quarters after the Company issues any unsecured indebtedness and (y) 3.25 to 1.00 for each fiscal quarter thereafter,.
2029 Senior Notes
On February 2, 2024, Kodiak Services issued $750,000,000 aggregate principal amount of Kodiak Services’ 7.250% senior notes due 2029 (the “2029 Senior Notes”), pursuant to an indenture, dated February 2, 2024, by and among the Company, and certain other subsidiary guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee.
The proceeds from the 2029 Senior Notes were used to repay a portion of the outstanding indebtedness under the ABL Facility and to pay related fees and expenses in connection with the notes offering. In connection with the close of the CSI Acquisition on April 1, 2024, the Company used proceeds from additional draws on the ABL Facility to repay $651.8 million of existing long-term indebtedness assumed in the CSI Acquisition.
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

Adjusted Gross Margin for Compression Operations

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Total revenues	$193,399	$177,697
Cost of sales (excluding depreciation and amortization)	(65,882)	(62,770)
Depreciation and amortization	(46,944)	(44,897)
Gross margin	$80,573	$70,030
Gross margin percentage	41.7%	39.4%
Depreciation and amortization	46,944	44,897
Adjusted Gross Margin	$127,517	$114,927
Adjusted Gross Margin Percentage(1)	65.9%	64.7%
(1)Calculated using Adjusted Gross Margin for Compression Operations as a percentage of total Compression Operations revenues.
Adjusted Gross Margin for Other Services

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Total revenues	$22,093	$12,415
Cost of sales (excluding depreciation and amortization)	(17,684)	(8,988)
Depreciation and amortization	—	—
Gross margin	$4,409	$3,427
Gross margin percentage	20.0%	27.6%
Depreciation and amortization	—	—
Adjusted Gross Margin	$4,409	$3,427
Adjusted Gross Margin Percentage(1)	20.0%	27.6%
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
Given we are a capital-intensive business, depreciation, impairment of compression equipment and the interest cost of acquiring compression equipment are necessary elements of our costs. To compensate for these items, we believe that it is important to consider both net income and net cash provided by operating activities determined under GAAP, as well as Adjusted EBITDA and Adjusted EBITDA Percentage, to evaluate our financial performance and our liquidity. Our Adjusted EBITDA and Adjusted EBITDA Percentage exclude some, but not all, items that affect net income and net cash provided by operating activities, and these measures may vary among companies. Management compensates for the limitations of Adjusted EBITDA and Adjusted EBITDA Percentage as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating this knowledge into management’s decision-making processes.
The following table reconciles net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA, its most directly comparable Non-GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$30,232	$(12,343)
Interest expense, net	39,740	68,662
Income tax expense (benefit)	9,875	(3,990)
Depreciation and amortization	46,944	44,897
(Gain) loss on derivatives	(19,757)	7,995
Equity compensation expense(1)	2,848	879
Transaction expenses(2)	7,880	201
Gain on sale of property, plant and equipment	—	17
Adjusted EBITDA	$117,762	$106,318

Adjusted EBITDA Percentage	54.6%	55.9%
(1)For the three months ended March 31, 2024, and March 31, 2023, there were $2.8 million and $0.9 million of non-cash adjustments for equity compensation expense.
(2)Represents certain costs associated with non-recurring professional services, primarily related to the CSI Acquisition for the three months ended March 31, 2024, and other costs.

The following table reconciles net cash provided by operating activities to Adjusted EBITDA for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$51,542	$23,290
Interest expense, net	39,740	68,662
Income tax expense (benefit)	9,875	(3,990)
Deferred tax provision	(6,261)	2,521
Cash received paid on derivatives	(5,516)	(9,939)
Transaction expenses(1)	7,880	201
Other(2)	(4,054)	(6,346)
Change in operating assets and liabilities	24,556	31,919
Adjusted EBITDA	$117,762	$106,318
(1)Represents certain costs associated with non-recurring professional services, primarily related to the CSI Acquisition for the three months ended March 31, 2024, and other costs.
(2)Includes amortization of debt issuance costs, non-cash lease expense, provision for credit losses and inventory reserve.
Discretionary Cash Flow
We define Discretionary Cash Flow as net cash provided by operating activities less (i) maintenance capital expenditures;(ii) gain (loss) on sale of property, plant and equipment; (iii) certain changes in operating assets and liabilities; and (iv) certain other expenses; plus (x) transaction expenses. We believe Discretionary Cash Flow is a useful liquidity and performance measure and supplemental financial measure for us in assessing our ability to pay cash dividends to our stockholders, make growth capital expenditures and assess our operating performance. Our ability to pay dividends is subject to limitations due to restrictions contained in our ABL Credit Agreement, as further described elsewhere herein. Discretionary Cash Flow is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP, such as revenues, net income, operating income (loss) or cash flows from operating activities. Discretionary Cash Flow as presented may not be comparable to similarly titled measures of other companies.
Free Cash Flow
We define Free Cash Flow as net cash provided by operating activities less (i) maintenance capital expenditures; (ii) gain (loss) on sale of property, plant and equipment; (iii) certain changes in operating assets and liabilities; (iv) certain other expenses; and (v) net growth capital expenditures; plus (x) transaction expenses; and (z) proceeds from sale of property, plant and equipment. We believe Free Cash Flow is a liquidity measure and useful supplemental financial measure for us in assessing our ability to pursue business opportunities and investments to grow our business and to service our debt. Free Cash Flow is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP, such as revenues, net income (loss), operating income (loss) or cash flows from operating activities. Free Cash Flow as presented may not be comparable to similarly titled measures of other companies.

The following table reconciles net cash provided by operating activities, to Discretionary Cash Flow and Free Cash Flow, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$51,542	$23,290
Maintenance capital expenditures(1)	(10,642)	(4,803)
Transaction expenses(2)	7,880	201
Gain on sale of property, plant and equipment	—	17
Change in operating assets and liabilities	24,556	31,919
Other(3)	(1,411)	(918)
Discretionary Cash Flow	$71,925	$49,706
Growth capital expenditures(4)(5)	(59,401)	(35,816)
Proceeds from sale of property, plant and equipment	—	32
Free Cash Flow	$12,524	$13,922
(1)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Requirements—Capital Expenditures” for information regarding amounts designated as maintenance capital expenditures.
(2)Represents certain costs associated with non-recurring professional services, primarily related to the CSI Acquisition for the three months ended March 31, 2024, and other costs.
(3)Includes non-cash lease expense, provision for credit losses and inventory reserve.
(4)For the three months ended March 31, 2024, and 2023, growth capital expenditures include a $9.9 million increase and a $8.0 million decrease in accrued capital expenditures, respectively.
(5)For the three months ended March 31, 2024, and 2023, there were $5.8 million and $2.4 million of non-unit growth capital expenditures, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Requirements—Capital Expenditures” for information regarding amounts designated as growth capital expenditures.
The following table reconciles net income (loss) to Discretionary Cash Flow and Free Cash Flow, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$30,232	$(12,343)
Depreciation and amortization	46,944	44,897
Change in fair value of derivatives	(14,241)	17,934
Deferred tax provision	6,261	(2,521)
Amortization of debt issuance costs	2,643	5,445
Equity compensation expense(1)	2,848	879
Transaction expenses(2)	7,880	201
Gain on sale of property, plant and equipment	—	17
Maintenance capital expenditures(3)	(10,642)	(4,803)
Discretionary Cash Flow	$71,925	$49,706
Growth capital expenditures (4)(5)	(59,401)	(35,816)
Proceeds from sale of property, plant and equipment	—	32
Free Cash Flow	$12,524	$13,922
(1)For the three months ended March 31, 2024, and 2023, there were $2.8 million and $0.9 million of non-cash adjustments for equity compensation expense, respectively.
(2)Represents certain costs associated with non-recurring professional services, primarily related to the CSI Acquisition for the three months ended March 31, 2024, and other costs.

(3)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Requirements—Capital Expenditures” for information regarding amounts designated as maintenance capital expenditures.
(4)For the three months ended March 31, 2024, and 2023, growth capital expenditures include a $9.9 million increase and a $8.0 million decrease in accrued capital expenditures, respectively.
(5)For the three months ended March 31, 2024, and 2023, there were $5.8 million and $2.4 million of non-unit growth capital expenditures, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Requirements—Capital Expenditures” for information regarding amounts designated as growth capital expenditures.
Critical Accounting Policies and Estimates
For a discussion of our critical accounting estimates, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our primary exposure to interest rate risk results from outstanding borrowings under the ABL Facility, which has a floating interest rate component. We use interest rate derivative instruments to manage our exposure to fluctuations in these variable interest rate components.
As of March 31, 2024, and December 31, 2023, we had $1.1 billion and $1.8 billion, respectively, outstanding under the ABL Facility and $1.0 billion and $1.2 billion outstanding and effective notional amounts of floating to fixed interest rate swaps, respectively, which we attribute to our borrowings under our ABL Facility. Excluding the effect of interest rate swaps, the average annualized interest rate incurred on the ABL Facility for borrowings during the three months ended March 31, 2024, was approximately 8.22% and we estimate that a 1.0% increase in the applicable average interest rate for the three months ended March 31, 2024, would have resulted in an estimated $3.4 million increase in ABL-related interest expense.
Counterparty Risk
Our credit exposure generally relates to receivables for services provided and a counterparty’s failure to meet its obligations under a derivatives contract with the Company. If any significant customer of ours should have credit or financial problems resulting in a delay or failure to pay the amount due, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, if any significant vendor of ours should have financial problems or operational delays, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, an affiliate of one of our customers in the Powder River Basin has been undergoing a bankruptcy proceeding since 2019. Such customer has from time to time been late in remitting payment for our Compression Operations, which we have continued to deliver, and we are pursuing prompt payment of the amount owed. We do not expect the amount owed presents any material concentration risk. If payment is not timely remitted, we expect to suspend services to such customer.
The Company uses credit and other financial criteria to evaluate the credit standing of, and to select, counterparties to its derivative instruments. Although the Company does not obtain collateral or otherwise secure the fair value of its derivative instruments, associated credit risk is mitigated by the Company’s risk management policies and procedures.
Concentration Risk
For the three months ended March 31, 2024, and year ended December 31, 2023, our four largest customers accounted for approximately 38% and 37%, respectively, of our recurring revenues, with no single customer accounting for more than 14% for either ending period. If any significant customer of ours should discontinue their relationship with us, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2024, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors.
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2024, there were no unregistered sales of equity securities. On April 1, 2024, in connection with the CSI Acquisition, the Company issued 5,562,273 shares of Series A Preferred Stock to the Electing Unitholders. The foregoing securities were issued pursuant to the exemption from registration provided by Section (4)(a)(2) of the Securities Act of 1933, as amended.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not Applicable.
Item 5.    Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2024, none of our directors or “officers” (as such term is defined in Rule16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).
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

3.2
Second Amended and Restated Bylaws of Kodiak Gas Services, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-41732) filed with the SEC on March 7, 2024).

3.3
Certificate of Designations of Series A Preferred Stock of Kodiak Gas Services, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2024).

3.4
Certificate of Amendment of Certificate of Limited Partnership of CSI Compressco LP, effective March 26, 2024 (incorporated by reference to Exhibit 3.1 to Kodiak Gas Services, LLC’s (as successor in interest to CSI Compressco LP) Current Report on Form 8-K filed with the SEC on April 1, 2024).

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

4.3
Indenture, dated as of February 2, 2024, by and among Kodiak Gas Services, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (including Form of Note) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2024).

4.4	Registration Rights Agreement, dated as of April 1, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2024).

10.1
Third Amendment to Fourth Amended and Restated Credit Agreement, dated as of January 22, 2024, among Frontier Intermediate Holding, LLC, Kodiak Gas Services, LLC, the other obligors party thereto, the lenders party thereto, and JP Morgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2024).

10.2
Sixth Amended and Restated Limited Liability Company Agreement of Kodiak Gas Services, LLC, dated as of April 1, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2024).

14.1*	Code of Business Conduct, as amended on May 2024

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kodiak Gas Services, Inc.

Date: May 9, 2024	By:	/s/ John B. Griggs
John B. Griggs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2024	By:	/s/ Ewan W. Hamilton
Ewan W. Hamilton
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)