Form 10-Q
period 2024-06-30
Kodiak Gas Services, Inc.
filed 2024-08-13
CIK 1767042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 9, 2024, the registrant had 84,509,612 shares of common stock, par value $0.01 per share, outstanding.

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
•Expected synergies and efficiencies to be achieved as a result of our acquisition of CSI Compressco LP (“CSI Compressco” and such acquisition, the “CSI Acquisition”);
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
•The structure of our Contract Services contracts and the failure of our customers to continue to contract for services after expiration of the primary term;
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
•International operations and related mobilization and demobilization of compression units, operational interruptions, delays, upgrades, refurbishment and repair of compression assets and any related delays and cost overruns or reduced payment of contracted rates;
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
•Threats of cyber attacks or terrorism;
•Agreements that govern our debt contain features that may limit our ability to operate our business and fund future growth and also increase our exposure to risk during adverse economic conditions;
•Volatility in interest rates;
•Our ability to access the capital and credit markets or borrow on affordable terms to obtain additional capital that we may require;
•Major natural disasters, severe weather events or other similar events that could disrupt operations;
•Unionization of our labor force, labor interruptions and new or amended labor regulations;
•Renewal of insurance;
•The effectiveness of our disclosure controls and procedures; and
•Such other factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Report.
Any forward-looking statement made by us in this Report is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	As of June 30, 2024	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$3,852	$5,562
Accounts receivable, net	203,426	113,192
Inventories, net	119,649	76,238
Fair value of derivative instruments	5,590	8,194
Contract assets	5,424	17,424
Prepaid expenses and other current assets	14,418	10,353
Total current assets	352,359	230,963
Property, plant and equipment, net	3,424,849	2,536,091
Operating lease right-of-use assets, net	53,939	33,716
Finance lease right-of-use assets, net	4,698	—
Goodwill	403,390	305,553
Identifiable intangible assets, net	165,213	122,888
Fair value of derivative instruments	31,153	14,256
Deferred tax assets	17	—
Other assets	3,662	639
Total assets	$4,439,280	$3,244,106
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$65,592	$49,842
Accrued liabilities	197,424	97,078
Contract liabilities	71,418	63,709
Total current liabilities	334,434	210,629
Long-term debt, net of unamortized debt issuance cost	2,486,767	1,791,460
Operating lease liabilities	49,392	34,468
Financing lease liabilities	2,555	—
Deferred tax liabilities	97,861	62,748
Other liabilities	4,889	2,148
Total liabilities	2,975,898	2,101,453
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares of preferred stock authorized, 5,562,273 and zero issued and outstanding as of June 30, 2024, and December 31, 2023, respectively	56	—
Common stock, par value $0.01 per share; 750,000,000 shares of common stock authorized, 84,312,360 and 77,400,000 shares of common stock issued and outstanding as of June 30, 2024, and December 31, 2023, respectively	842	774
Additional paid-in capital	1,157,735	963,760
Noncontrolling interest	152,529	—
Retained earnings	152,220	178,119
Total stockholders’ equity	1,463,382	1,142,653
Total liabilities and stockholders’ equity	$4,439,280	$3,244,106
See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Contract Services	$276,250	$181,619	$469,649	$359,316
Other Services	33,403	21,687	55,496	34,102
Total revenues	309,653	203,306	525,145	393,418
Operating expenses:
Cost of operations (exclusive of depreciation and amortization shown below):
Contract Services	99,333	65,017	165,215	127,787
Other Services	27,936	18,099	45,620	27,087
Depreciation and amortization	69,463	45,430	116,407	90,327
Selling, general and administrative	59,927	13,438	84,751	26,523
Gain on sale of property, plant and equipment	(1,173)	(738)	(1,173)	(721)
Total operating expenses	255,486	141,246	410,820	271,003
Income from operations	54,167	62,060	114,325	122,415
Other income (expenses):
Interest expense, net	(52,133)	(73,658)	(91,873)	(142,320)
Gain on derivatives	6,797	34,934	26,554	26,939
Other income, net	218	32	150	1
Total other expenses, net	(45,118)	(38,692)	(65,169)	(115,380)
Income before income taxes	9,049	23,368	49,156	7,035
Income tax expense	2,336	5,851	12,211	1,861
Net income	6,713	17,517	36,945	5,174
Less: Net income attributable to noncontrolling interests	485	—	485	—
Net Income attributable to common shareholders	$6,228	$17,517	$36,460	$5,174
Earnings per share attributable to common shareholders:
Basic net earnings per share	$0.07	$0.30	$0.44	$0.09
Diluted net earnings per share	$0.06	$0.30	$0.41	$0.09
Basic weighted average shares of common stock outstanding	84,202,352	59,000,000	80,836,019	59,000,000
Diluted weighted average shares of common stock outstanding	90,669,239	59,000,000	87,238,110	59,000,000
See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Common Shares		Preferred Shares		Additional Paid- In Capital	Noncontrolling Interest	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2023	59,000,000	$590	—	$—	$33,189	$—	$195,314	$229,093
Equity compensation - profits interests	—	—	—	—	(193)	—	879	686
Net loss	—	—	—	—	—	—	(12,343)	(12,343)
Balance, March 31, 2023	59,000,000	$590	—	$—	$32,996	$—	$183,850	$217,436
Distribution to parent	—	—	—	—	(33,189)		(9,111)	(42,300)
Equity compensation	—	—	—	—	193	—	29	222
Net income	—	—	—	—	—	—	17,517	17,517
Balance, June 30, 2023	59,000,000	$590	—	$—	$—	$—	$192,285	$192,875

Balance, January 1, 2024	77,400,000	$774	—	—	$963,760	$—	$178,119	$1,142,653
Equity compensation - profits interests, net of forfeitures	—	—	—	—	—	—	161	161
Equity compensation - Omnibus Plan, net of forfeitures	—	—	—	—	2,687	—	—	2,687
Offering costs	—	—	—	—	(421)	—	—	(421)
Dividends and dividends equivalents paid to stockholders ($0.38 per common share)	—	—	—	—	—	—	(30,052)	(30,052)
Restricted Stock Units vested under the Omnibus Plan, net of 14,698 shares withheld for taxes	34,577	—	—	—	(294)	—	—	(294)
Net income	—	—	—	—	—	—	30,232	30,232
Other	—	—	—	—	—	—	7	7
Balance, March 31, 2024	77,434,577	$774	—	$—	$965,732	$—	$178,467	$1,144,973
Issuance of common shares for business acquisition	6,785,712	$68	—	$—	$188,099	$—	$—	$188,167
Issuance of preferred shares and noncontrolling interest for business acquisition	—	—	5,562,273	56	(124)	154,186	—	154,118
Equity compensation - profits interests, net of forfeitures	—	—	—	—	—	—	21	21
Equity compensation - Omnibus Plan, net of forfeitures	—	—	—	—	4,963	327	—	5,290
Offering costs	—	—	—	—	(741)	—	—	(741)
Dividends and dividends equivalents paid to stockholders ($0.38 per common share)	—	—	—	—	—	—	(32,796)	(32,796)
Restricted Stock Units vested under the Omnibus Plan, net of 13,592 shares withheld for taxes	92,071	—	—	—	(104)	—	—	(104)
Distributions to noncontrolling interest	—	—	—	—	—	(2,460)	—	(2,460)
Net income	—	—	—	—	—	485	6,228	6,713
Other	—	—	—	—	(90)	(9)	300	201
Balance, June 30, 2024	84,312,360	$842	5,562,273	$56	$1,157,735	$152,529	$152,220	$1,463,382
See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net Income	$36,945	$5,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,407	90,327
Equity compensation expense	8,159	908
Amortization of debt issuance costs	4,946	11,071
Non-cash lease expense	1,648	1,786
Provision for credit losses	4,589	2
Inventory reserve	476	250
Gain on sale of property, plant and equipment	(1,173)	(721)
Change in fair value of derivatives	(14,293)	21,529
Deferred tax provision	7,104	761
Changes in operating assets and liabilities, exclusive of effects of business acquisition:
Accounts receivable	(45,933)	(21,705)
Inventories	(3,147)	(4,907)
Contract assets	12,000	(958)
Prepaid expenses and other current assets	4,671	(10,681)
Accounts payable	21,983	10,954
Accrued and other liabilities	11,871	(14,971)
Contract liabilities	6,308	29,149
Other assets	63	—
Net cash provided by operating activities	172,624	117,968
Cash flows from investing activities:
Net cash acquired in acquisition of CSI Compressco LP	9,458	—
Purchase of property, plant and equipment	(177,186)	(94,034)
Proceeds from sale of property, plant and equipment	411	1,055
Other	(35)	(14)
Net cash used in investing activities	(167,352)	(92,993)
Cash flows from financing activities:
Borrowings on debt instruments	1,945,775	499,279
Payments on debt instruments	(1,867,851)	(428,812)
Principal payments on other borrowings	(1,843)	—
Payment of debt issuance cost	(16,346)	(32,202)
Dividends paid to stockholders	(62,393)	—
Principal payments on finance leases	(408)	—
Offering costs	(1,162)	—
Cash paid for shares withheld to cover taxes	(294)	—
Distribution to stockholders	—	(42,300)
Distribution to noncontrolling interest	(2,460)	—
Net cash used in financing activities	(6,982)	(4,035)
Net (decrease) increase in cash and cash equivalents	(1,710)	20,940
Cash and cash equivalents - beginning of period	5,562	20,431
Cash and cash equivalents - end of period	$3,852	$41,371
Supplemental cash disclosures:
Cash paid for interest	$40,861	$116,370
Cash paid for taxes	$9,225	$5,726
Supplemental disclosure of non-cash investing activities:
Decrease in accrued capital expenditures	$2,702	$9,946
Supplemental disclosure of non-cash financing activities:
Dividends equivalent	$(455)	$—
Issuance of common shares	$188,099	$—
Issuance of preferred shares and noncontrolling interest	$154,186	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Organization and Description of Business
Kodiak Gas Services, Inc. (the “Company” or “Kodiak”) is an operator of contract compression infrastructure and related services in the U.S. The Company operates compression units under fixed-revenue contracts with upstream and midstream customers. The Company formerly managed its business through two operating segments: Compression Operations and Other Services. After the acquisition of CSI Compressco LP (“CSI Compressco” and such acquisition, the “CSI Acquisition”), the Company manages its business through the following two operating segments: Contract Services and Other Services and operates predominantly in the U.S., with international subsidiaries that have limited operations in Mexico, Canada, Argentina and Chile. Contract Services consists of operating Company-owned compression, customer-owned compression, and gas treating and cooling infrastructure, pursuant to fixed-revenue contracts, to enable the production, gathering and transportation of natural gas and oil. Other Services consists of station construction, maintenance and overhaul, freight and crane charges, part sales and other time and material-based offerings.
Kodiak operates its business and the majority of the Company’s assets and liabilities are under its subsidiary Kodiak Gas Services, LLC (“Kodiak Services”). Kodiak is the primary beneficiary of Kodiak Services, which is a variable interest entity, since the Company has the power to direct the activities that most significantly impact Kodiak Services’ economic performance and the Company has the right (and obligation) to receive benefits (and absorb losses) of Kodiak Services that could be potentially significant to the Company.
See Note 20 (“Segments”) to the Company’s condensed consolidated financial statements.
2. Acquisition
Merger with CSI Compressco
On April 1, 2024, the Company completed the acquisition of 100% of the issued and outstanding partnership interests of CSI Compressco pursuant to the terms of the Merger Agreement, dated December 19, 2023 (the “Merger Agreement”), for a total consideration of $342.3 million, consisting of the issuance of the equity shares in the CSI Acquisition. CSI Compressco provided contract services related to the exploration and production of oil and natural gas, including natural gas compression services, and treating services, and provided aftermarket services and compressor package parts and components manufactured by third-party suppliers. Strategically, the CSI Acquisition is expected to afford us the opportunity to capture significant synergies associated with our product and service offerings, further penetrate new and existing markets, and achieve administrative efficiencies and other strategic benefits.
Under the Merger Agreement, CSI Compressco unitholders received 0.086 shares of common stock, par value $0.01 per share, of Kodiak (“common stock”) for each CSI Compressco common unit owned, and certain CSI Compressco unitholders meeting specified requirements (the “Electing Unitholders”) elected to receive limited liability company units (“OpCo Units”) representing economic interests in Kodiak’s subsidiary, Kodiak Services (along with an equal number of shares of Kodiak’s non-economic voting preferred stock), for each CSI Compressco common unit they held. Each OpCo Unit will be redeemable at the option of the holder for (i) one share of common stock (along with cancellation of a corresponding share of preferred stock) or (ii) cash at Kodiak Services’ election, following a six-month post-closing lock-up and subject to certain conditions. On or after April 1, 2029, Kodiak shall have the right to effect redemption of such OpCo Units. The OpCo Units represent and will be accounted for as noncontrolling interests in Kodiak Services. Each share of preferred stock entitles the holder to one vote per share, voting proportionally with holders of common stock. The preferred stock lacks economic benefits beyond its par value of $0.01 per share (with a maximum value of $50,000), as it does not participate in earnings or cash dividends of Kodiak. Rather, it solely represents a voting share. Pursuant to the Merger Agreement, the Company issued 6,785,712 shares of common stock and 5,562,273 shares of preferred stock (with an equal number of OpCo Units) with an estimated fair value of $342.3 million based on the Company’s stock price on April 1, 2024 of $27.72.
Additionally, subsequent to the close of the CSI Acquisition, the Company used additional draws on the ABL Facility (see Note 10 for further description) of $651.8 million to repay, terminate and/or redeem all of CSI Compressco’s existing outstanding indebtedness, except for certain equipment financing obligations, and pay fees and expenses related to the notes offering and the CSI Acquisition.
Our preliminary allocation of the purchase price to the estimated fair value of the CSI Compressco net assets is as follows (in thousands):

Fair value of consideration transferred	$342,285

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$9,458
Receivables	48,890
Inventory	40,738
Prepaid expenses & other current assets	8,738
Intangibles	47,803
Property, plant, and equipment	824,072
Right of use assets	26,044
Deferred tax assets	17
Other non-current assets	3,110
Total assets acquired	1,008,870

Deferred tax liabilities	28,386
Long term debt	627,953
Other current liabilities	86,212
Other non-current liabilities	21,871
Total liabilities assumed	764,422

Total identifiable assets acquired less liabilities assumed	$244,448

Goodwill acquired	$97,837
The allocation of purchase price to CSI Compressco’s net assets and liabilities as of April 1, 2024, is preliminary and subject to the potential identification of additional assets and contingencies or revisions to the deferred income taxes or fair value calculations. As a result, the fair value may be subject to adjustments pending completion of final valuations and post-closing adjustments, and the final purchase price allocation could differ materially from the preliminary allocation above. Actual purchase price allocation amounts will be disclosed in subsequent filings. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The methodologies used, and key assumptions made, were based on a combination of the income approach, market approach, and cost approach.
The fair value of the assets acquired and liabilities assumed are categorized in the following levels:
Level 1 - Cash and cash equivalents, based on observable inputs such as quoted prices in active markets at the measurement date for identical assets or liabilities.
Level 2 - Receivables, inventory, right of use assets, prepaid expenses and other current assets, other non-current assets, long term debt and other current and non-current liabilities; based on inputs that are observable such as quoted prices in markets that are not active (e.g. quoted pricing on CSI Compressco’s debt), or inputs which are observable, for substantially the full term of the asset or liability.
Level 3 - Intangibles, property, plant, and equipment; based on unobservable inputs for which there is little or no market data and which assumption are made about how market participants would price the assets or liabilities; The company used a combination of the income, cost and market approaches based on various assumptions and inputs.

The preliminary allocation of purchase price includes approximately $97.8 million allocated to nondeductible goodwill and is supported by the strategic benefits (discussed above) to be generated from the CSI Acquisition. The assessment of assigning goodwill to our respective segments is not complete as of the issuance date of our condensed consolidated financial statements. The acquired property, plant and equipment is stated at fair value, and depreciation on the acquired property, plant and equipment is computed using the straight-line method over the estimated remaining useful lives of each asset in line with the Company’s polices. The acquired intangible assets as of the CSI Acquisition date represent approximately $41.4 million for customer relationships, and $6.4 million for the trademarks/trade names that are stated at estimated fair value and are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 15 years.
For the three and six month periods ended June 30, 2024, our revenues include $94.9 million associated with the CSI Acquisition after the closing on April 1, 2024. It is impracticable to determine the earnings recorded in the condensed consolidated statements of operations for the three and six month periods ended June 30, 2024 as we initiated the integration of a substantial portion of CSI Compressco into our ongoing operations during the current period. In addition, acquisition-related costs of approximately $17.4 million and $25.3 million were incurred during the three and six month periods ended June 30, 2024, respectively, related to external legal fees, transaction consulting fees, and due diligence costs. These costs have been recognized in selling, general, and administrative expenses in the condensed consolidated statements of operations.
Unaudited Supplemental Pro Forma Financial Information
The unaudited supplemental pro forma information presented below has been prepared to give effect to the CSI Acquisition as if the transaction had occurred on January 1, 2023. The unaudited supplemental pro forma information is presented for illustrative purposes only and is based on estimates and assumptions we deemed appropriate. The following unaudited supplemental pro forma information is not necessarily indicative of the historical results that would have been achieved if the acquisition had occurred in the past, and our operating results may have been different from those reflected in the unaudited supplemental pro forma information below. Therefore, the unaudited supplemental pro forma information should not be relied upon as an indication of the operating results that we would have achieved if the transaction had occurred on January 1, 2023 or the future results that we will achieve after the transactions. The unaudited supplemental pro forma results include certain adjustments, primarily due to increases in interest expense due to additional borrowings incurred to finance the acquisition and amortization of debt issuance costs, and acquisition related costs including transaction costs, such as legal, accounting, valuation and other professional services as well as integration costs such as severance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$309,653	$300,085	$622,255	$581,568
Earnings	$6,228	$14,929	$38,734	$1,324

3. Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. These unaudited condensed consolidated financial statements include the accounts of Kodiak and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.
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
4. Revenue Recognition
The following table disaggregates the Company’s revenue by type and timing of provision of services or transfer of goods (in thousands):

	Three Months Ended June 30,
	2024	2023
Services provided over time:
Contract Services	$276,250	$179,740
Other Services	26,714	18,357
Total services provided over time	302,964	198,097
Services provided or goods transferred at a point in time:
Contract Services	—	1,879
Other Services	6,689	3,330
Total services provided or goods transferred at a point in time	6,689	5,209
Total revenue	$309,653	$203,306

	Six Months Ended June 30,
	2024	2023
Services provided over time:
Contract Services	$467,969	$354,616
Other Services	45,267	23,756
Total services provided over time	513,236	378,372
Services provided or goods transferred at a point in time:
Contract Services	1,680	4,700
Other Services	10,229	10,346
Total services provided or goods transferred at a point in time	11,909	15,046
Total revenue	$525,145	$393,418
The Company derives its revenue from contracts with customers, which comprise the following revenue streams:
Contract Services
Contract Services consists of operating Company-owned compression, customer-owned compression and gas treating and cooling infrastructure for the Company’s customers, pursuant to fixed-revenue contracts, enabling the production, gathering and transportation of natural gas and oil.
Contract Services for Kodiak-owned compressors, customer-owned compressors, as well as gas treating equipment, are generally satisfied over time, as services are rendered for selected customer locations on a monthly basis and based upon specific performance criteria set forth in the applicable contract. Terms are typically one to seven years, and at the end of the term, transition to a month-to-month term if not cancelled by either party. The monthly service for a location is substantially the same service month to month and is promised consecutively over the contract term. The progress and performance of the service are measured consistently using a straight-line, time-based method; the performance obligations are satisfied evenly over the contract term as the customer simultaneously receives and consumes the benefits provided by the service. Consistent with Kodiak’s satisfaction of its performance obligations, the customer renders payment for services over time in accordance with the terms of the contract.
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
Other Services
Other Services consists of a full range of services to support any ancillary needs of customers, including station construction, maintenance and overhaul, freight and crane charges, and other time and material-based offerings.
For most of the Company’s construction contracts, the customer contracts with the Company to provide a service of integrating a significant set of tasks and components into a single contract. Hence, the entire contract is accounted for as one performance obligation. The Company recognizes revenue over time as the Company’s performance creates or enhances an asset that the customer, in turn, controls. For construction contracts, revenue is recognized using an input method. Measure of the progress towards satisfaction of the performance obligation is based on the actual amount of labor and material costs incurred. The amount of the transaction price recognized as revenue each reporting period is determined by multiplying the transaction price by the ratio of actual costs incurred to date to total estimated costs expected for the construction services. Payment terms and conditions vary by contract, but contract terms generally include a requirement of payment upon completion of a milestone. Judgment is involved in the estimation of the progress to completion. Any adjustments to the measure of the progress to completion is accounted for on a prospective basis. Changes to the scope of service are recognized as an adjustment to the transaction price in the period in which the change order is agreed upon and executed. Losses on construction contracts, if any, are recognized in the period when the estimated loss is determined. There have been no losses recognized in the three and six months ended June 30, 2024 and 2023, respectively.
Services provided based on time spent, parts and/or materials are generally short-term in nature and labor rates and parts pricing are agreed upon prior to commencing the service. The Company applies a gross margin percentage, which is fixed based on historical time and materials-based service, to actual costs incurred. Since revenue is recognized when time is incurred, this revenue is recognized at a point in time when the service is rendered.
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
Contract Assets and Liabilities
The Company recognizes a contract asset when the Company has the right to consideration in exchange for goods or services transferred to a customer. Contract assets are transferred to trade receivables when the Company has the right to bill. The Company had contract assets of $5.4 million and $17.4 million as of June 30, 2024, and December 31, 2023, respectively. There was a $3.6 million contract asset balance as of January 1, 2023.
The Company records contract liabilities when cash payments are received or due in advance of performance. The Company’s contract liabilities were $71.4 million and $63.7 million as of June 30, 2024, and December 31, 2023. As of January 1, 2024, and January 1, 2023, the beginning balances for contract liabilities were $63.7 million and $57.1 million, all of which was recognized as revenue in the six months ended June 30, 2024, and June 30, 2023, respectively.

Performance Obligations
As of June 30, 2024, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to the Company’s revenue for the Contract Services segment is $1.3 billion.
The Company expects to recognize these remaining performance obligations as follows (in thousands):

	Remainder of 2024	2025	2026	2027	2028 and thereafter	Total
Remaining performance obligations	$440,104	$513,151	$257,150	$72,925	$57,479	$1,340,809
As of June 30, 2024, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to the Company’s revenue for the Other Services segment is $20.4 million, of which $19.8 million is expected to be recognized by December 31, 2024.
5. Accounts Receivable, net
Accounts receivable, net consist of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023
Accounts receivable	$215,980	$121,242
Allowance for credit losses	12,554	8,050
Accounts receivable, net	$203,426	$113,192
The allowances for credit losses were $12.6 million and $8.0 million as of June 30, 2024, and December 31, 2023, respectively, which represents the Company’s best estimate of the amount of probable credit losses included within the Company’s existing accounts receivable balance. For the six months ended June 30, 2024, the Company recorded a net increase in the allowance for credit losses of $4.5 million.
The changes in the Company’s allowance for credit losses are as follows (in thousands):

Allowances for Credit Losses
Balance at January 1, 2023	$949
Current-period provision for expected credit losses	7,101
Write-offs charged against allowance	—
Balance at December 31, 2023	$8,050
Current-period provision for expected credit losses	4,589
Write-offs charged against allowance	(85)
Balance at June 30, 2024	$12,554
6. Inventories, net
Inventories consist of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023
Non-serialized parts	$99,408	$62,784
Serialized parts	20,241	13,454
Total inventories, net	$119,649	$76,238

7. Property, Plant and Equipment, net
Property, plant and equipment, net consist of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023
Compression equipment	$4,036,420	$3,166,214
Field equipment	122,038	19,286
Buildings and shipping containers	16,554	11,942
Technology hardware and software	19,886	11,161
Trailers and vehicles	14,871	9,885
Leasehold improvements	12,078	8,093
Furniture and fixtures	2,718	2,053
Land	1,928	743
Other	217	374
Total property, plant and equipment, gross	4,226,710	3,229,751
Less: accumulated depreciation	(801,861)	(693,660)
Property, plant and equipment, net	$3,424,849	$2,536,091
Depreciation expense was $66.0 million and $110.6 million for the three and six months ended June 30, 2024, respectively, and is recorded within depreciation and amortization on the accompanying condensed consolidated statements of operations. Depreciation expense was $43.0 million and $85.6 million for the three and six months ended June 30, 2023, respectively.
8. Goodwill and Identifiable Intangible Assets, net
The increase in goodwill from December 31, 2023 to June 30, 2024, is attributable to the CSI Acquisition. See Note 2 (“Acquisitions”) for more details. The change in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2024, is preliminary and subject to change. Actual allocation by segment will be disclosed in subsequent filings.

Total Goodwill
Balance as of December 31, 2023	$305,553
Acquisition of CSI Compressco	97,837
Balance as of June 30, 2024	$403,390

The Company’s identifiable intangible assets consist of the following as of June 30, 2024, and December 31, 2023 (in thousands):

	As of June 30, 2024
	Original Cost	Accumulated Amortization	Net Amount	Remaining Weighted Average Amortization Period (years)	Remaining Weighted Average Amortization Period (years) for acquired intangibles
Trade name	$19,400	$(3,826)	$15,574	10.9	4.8
Customer relationships	191,400	(41,761)	149,639	13.1	14.9
Total identifiable intangible assets	$210,800	$(45,587)	$165,213

	As of December 31, 2023
	Original Cost	Accumulated Amortization	Net Amount	Remaining Weighted Average Amortization Period (years)
Trade name	$13,000	$(3,181)	$9,819	15.1
Customer relationships	150,000	(36,931)	113,069	12.8
Total identifiable intangible assets	$163,000	$(40,112)	$122,888
Amortization expense was $3.1 million and $5.5 million for the three and six months ended June 30, 2024, and is recorded within depreciation and amortization on the condensed consolidated statements of operations. Amortization expense was $2.4 million and $4.7 million for the three and six months ended June 30, 2023, respectively.
As of June 30, 2024, the following is a summary of future minimum amortization expense for identified intangible assets (in thousands):

Amount
Years ending December 31,
Remainder of 2024	$7,026
2025	13,514
2026	13,514
2027	13,514
2028	13,514
Thereafter	104,131
Total	$165,213
9. Long-Lived and Other Asset Impairment
Long-lived assets, including property, plant and equipment and other finite-lived identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances, including the removal of compressors from the active fleet, indicate that the carrying amount of an asset may not be recoverable. Such events may include significant changes in performance relative to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in the Company’s business strategy, among others. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to estimated future undiscounted net cash flows expected to be generated by the asset. Impairment losses are recognized in the period in which the impairment occurs and represent the excess of the asset carrying value over its estimated future discounted net cash flows. No impairment was recorded, and no triggering events were identified for the three and six-month periods ended June 30, 2024, and June 30, 2023.
10. Debt and Credit Facilities
Debt consists of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023
ABL Facility	$1,786,222	$1,830,346
2029 Senior Notes	750,000	—
Total debt outstanding	2,536,222	1,830,346
Less: unamortized debt issuance cost	(49,455)	(38,886)
Long-term debt, net of unamortized debt issuance cost	$2,486,767	$1,791,460
Other borrowings	9,530	—
Total long-term debt and other borrowings	$2,496,297	$1,791,460

ABL Facility
On March 22, 2023, wholly owned subsidiaries of Kodiak entered into the Fourth Amended and Restated Credit Agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended or restated from time to time, the “ABL Credit Agreement” or “ABL Facility”), which mainly served to extend the maturity date from June 2024 to March 2028. The total commitments under the facility are $2.2 billion. As of June 30, 2024, there were $2.4 million in letters of credit outstanding under the ABL Facility.
Pursuant to the ABL Credit Agreement, the Company must comply with certain restrictive covenants, including a minimum interest coverage ratio of 2.5x and a maximum Leverage Ratio (calculated based on the ratio of Consolidated Total Debt to Consolidated EBITDA, each as defined in the ABL Credit Agreement). The maximum Leverage Ratio is (i) 5.75 to 1.00 for the fiscal quarters ending June 30, 2024, September 30, 2024, December 31, 2024 and March 31, 2025 and (ii) 5.25 to 1.00 for each fiscal quarter thereafter.
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
The ABL Facility is a “revolving credit facility” that includes a lockbox arrangement whereby, under certain events, remittances from customers are forwarded to a bank account controlled by the administrative agent and are applied to reduce borrowings under the facility. One such event occurs if availability under the ABL Credit Agreement falls below a specified threshold (i.e., the greater of $200 million or 10% of the aggregate commitments at the time of measurement). As of June 30, 2024, and December 31, 2023, availability under the ABL Facility was in excess of the specified threshold, and, as such, the entire balance was classified as long term in accordance with its maturity.
Third Amendment to Fourth Amended and Restated Credit Agreement
On January 22, 2024, Kodiak entered into the Third Amendment to the ABL Credit Agreement (the “Third Amendment”). The Third Amendment, among other things, amended certain provisions of the ABL Facility (i) to accommodate the consummation of the transactions contemplated by the Merger Agreement (see Note 2 - Acquisition) and (ii) to account for the Company’s organizational structure after giving effect to the transactions contemplated by the Merger Agreement. Lender fees and costs totaling $2.9 million were incurred related to the Third Amendment and will be amortized over the life of the loan to interest expense.
In addition, the Third Amendment amended the ABL Facility to (i) update the maximum secured leverage ratio to (x) 3.75 to 1.00 for the first four fiscal quarters after the Company issues any unsecured indebtedness and (y) 3.25 to 1.00 for each fiscal quarter thereafter, (ii) modify the triggers for commencing a “cash dominion” period (i.e., a period when the Administrative Agent applies proceeds in the deposit accounts to reduce borrowings under the ABL Credit Agreement), such that a “cash dominion” period will commence if availability under the ABL Credit Agreement is less than $125 million for more than five consecutive business days or if certain types of events of default occur, (iii) include customary provisions relating to the designation of “unrestricted subsidiaries” (i.e., subsidiaries that are not required to become loan parties or be bound by the covenants contained in the ABL Credit Agreement), (iv) provide that only material domestic restricted subsidiaries are required to become guarantors and collateral grantors under the ABL Facility, and (v) permit the Company and its restricted subsidiaries to incur additional indebtedness and liens and to make additional investments, dividends, distributions, redemptions and dispositions.
The weighted average interest rate as of June 30, 2024, and December 31, 2023, was 7.64% and 8.08%, respectively, excluding the effect of interest rate swaps. The Company pays an annualized commitment fee of 0.25% on the unused portion of its ABL Facility if borrowings are greater than 50% of total commitments and 0.50% on the unused portion of the ABL Facility if borrowings are less than 50% of total commitments.
All obligations under the ABL Facility are collateralized by essentially all the assets of the Company. We were in compliance with all covenants as of June 30, 2024, and December 31, 2023.

2029 Senior Notes
On February 2, 2024, Kodiak Services issued $750,000,000 aggregate principal amount of 7.25% senior notes due 2029 (the “2029 Senior Notes”), pursuant to an indenture, by and among the Company and certain other subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The Company’s 2029 Senior Notes are not subject to any mandatory redemption or sinking fund requirements. The 2029 Senior Notes are subject to redemption at a make-whole redemption price, inclusive of accrued and unpaid interest. This make-whole redemption price is determined as the higher of 100% of the principal amount of the notes or the present value of remaining principal and interest payments discounted semi-annually to the redemption date using the applicable treasury rate plus 0.50%. Before February 15, 2026, the Company has the option to redeem up to 40% of the aggregate principal amount of the 2029 Senior Notes issued under this indenture, limited to the net cash proceeds of one or more equity offerings. Following February 15, 2026, the Company retains the right to redeem all or a portion of the 2029 Senior Notes, with redemption prices expressed as percentages of the principal amount, along with accrued and unpaid interest.
The optional redemption percentages for the 2029 Senior Notes are as follows:

Percentage
2026	103.625%
2027	101.813%
2028 and thereafter	100.000%
The indenture governing the Company’s 2029 Senior Notes contain covenants that, among other things, limit the Company’s ability to create liens securing certain indebtedness, enter into certain sale-leaseback transactions, or consolidate, merge or transfer certain assets. The covenants are subject to a number of important exceptions and qualifications. The Company was in compliance with these covenants at June 30, 2024. Fees and costs totaling $13.4 million were incurred related to the 2029 Senior Notes and will be amortized over the life of the loan to interest expense.
The proceeds from the 2029 Senior Notes were used to repay a portion of the outstanding indebtedness under the ABL Facility and to pay related fees and expenses in connection with the 2029 Senior Notes offering. In connection with the close of the CSI Acquisition on April 1, 2024, the Company used proceeds from additional draws on the ABL Facility to repay, terminate and/or redeem all of CSI Compressco’s existing outstanding indebtedness, except for certain equipment financing obligations, and pay fees and expenses related to the notes offering and the CSI Acquisition.
Term Loan
A wholly owned subsidiary of Kodiak had a term loan (the “Term Loan”), pursuant to a credit agreement with unaffiliated unsecured lenders and Wells Fargo Bank, N.A., as administrative agent.
On June 29, 2023, the Company terminated all interest rate swaps and collars attributable to the Term Loan, recognized a gain on derivatives and received cash of $25.8 million for the three months ended June 30, 2023 (the “Term Loan Derivative Settlement”). On July 3, 2023, in connection with the IPO, the Company used the net proceeds from the IPO, together with the proceeds resulting from the Term Loan Derivative Settlement and borrowings under the ABL Facility, to repay $300 million of borrowings outstanding under the Term Loan. Additionally, a subsidiary of Kodiak entered into a Novation, Assignment and Assumption Agreement (“Novation Agreement”) with Frontier TopCo Partnership, L.P., an affiliate of EQT AB and holder of record of Kodiak Gas Services, Inc. common stock (“Kodiak Holdings”), pursuant to which all of the Company’s remaining obligations under the Term Loan were assumed by Kodiak Holdings, and the Company’s obligations thereunder were terminated. The Company is no longer a borrower or guarantor and is not otherwise obligated with respect to the debt outstanding under the Term Loan. As part of the $300 million repayment of the Term Loan, unamortized debt issuance costs of $4.4 million and fees of $2.4 million were recorded to loss on extinguishment for the year ended December 31, 2023. The carrying value of the Term Loan novated under the Novation Agreement of $689.8 million (comprised of $700.0 million of principal balance less $10.2 million of unamortized debt issuance costs) was considered an equity transaction with the parent and recorded to additional paid-in capital in the statement of stockholder’s equity for the year ended December 31, 2023.

As of June 30, 2024, the scheduled maturities, without consideration of potential mandatory prepayments, of the Company’s long-term debt were as follows (in thousands):

Amount
Years ended December 31,
Remainder of 2024	$—
2025	—
2026	—
2027	—
2028	1,786,222
Thereafter	750,000
Total	$2,536,222
Debt Issuance Costs
Debt issuance costs of $49.5 million, as of June 30, 2024, are being amortized over the respective terms of the ABL Facility and 2029 Senior Notes. As of December 31, 2023, debt issuance costs of $38.9 million were being amortized over the term of the ABL Facility. Amortization expense related to these costs of $2.3 million and $4.9 million for the three and six months ended June 30, 2024, respectively, are included in interest expense in the accompanying condensed consolidated statements of operations. Amortization expense was $5.6 million and $11.1 million for the three and six months ended June 30, 2023, respectively, are included in interest expense in the accompanying condensed consolidated statement of operations.
Other Borrowings
Upon the completion of the CSI Acquisition, the Company assumed finance agreements with a third party in the amount of $11.4 million to finance certain compression equipment. The notes are payable in monthly installments totaling $0.7 million for 36 months. As of June 30, 2024, amounts due under the finance agreements totaled $9.5 million. The current portion of this amount, $7.2 million, is classified in accrued liabilities and the long-term portion, $2.3 million, is classified in other long-term liabilities on the accompanying condensed consolidated balance sheet.
11. Derivative Instruments
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

The table below summarizes information related to the notional amount and maturity dates for interest rate swaps at June 30, 2024:

Notional Amount	Effective date	Maturities
$125,000,000	5/2/2024	9/2/2025
$175,000,000	12/14/2022	12/5/2024
$50,000,000	12/14/2022	12/5/2024
$200,000,000	6/16/2022	6/14/2025
$125,000,000	12/6/2024	12/6/2025
$75,000,000	6/15/2022	6/14/2026
$125,000,000	6/22/2022	6/22/2026
$125,000,000	12/6/2024	12/6/2026
$100,000,000	5/2/2024	3/2/2027
$75,000,000	6/14/2022	5/18/2027
$100,000,000	6/16/2022	5/19/2027
$200,000,000	7/8/2022	5/19/2027
$125,000,000	12/6/2024	12/6/2027
The following tables summarize the effects of the Company’s derivative instruments in the condensed consolidated statements of operations (in thousands):

	Location	Three Months Ended June 30,
		2024	2023
Interest rate collars	Gain on derivatives	$—	$1,134
Interest rate swaps	Gain on derivatives	6,797	33,800
Total gain on derivatives		$6,797	$34,934

	Location	Six Months Ended June 30,
		2024	2023
Interest rate collars	Loss on derivatives	$—	$(5,158)
Interest rate swaps	Gain on derivatives	26,554	32,097
Total gain on derivatives		$26,554	$26,939
12. Fair Value Measurements
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
The Company records derivative instruments at fair value using Level 2 inputs of the fair value hierarchy. The interest rate swaps are valued using a discounted cash flow analysis based on available market data on the expected cash flows of each derivative using observable inputs, including interest rate curves and credit spreads. See Note 11 (“Derivative Instruments”) for more details.
The contingent consideration liability from a prior year acquisition is measured at fair value each reporting period, using Level 3 unobservable inputs (such as probability assessments of future cash flows), and changes in estimates of fair value are recognized in earnings.

The following table summarizes the fair value of the Company’s interest rate swaps, contingent consideration and 2029 Senior Notes (in thousands):

	Carrying Value	As of June 30, 2024
		Level 1	Level 2	Level 3	Total
Interest rate swap- current	$5,590	$—	$5,590	$—	$5,590
Interest rate swap- non-current	31,153	—	31,153	—	31,153
Contingent consideration	3,673	—	—	3,673	3,673
2029 Senior Notes(1)	750,000	—	769,133	—	769,133

	Carrying Value	As of December 31, 2023
		Level 1	Level 2	Level 3	Total
Interest rate swap- current	$8,194	$—	$8,194	$—	$8,194
Interest rate swap- non-current	14,256	—	14,256	—	14,256
Contingent consideration	3,673	—	—	3,673	3,673
(1) Carrying value and fair value exclude the deduction for the unamortized debt issuance costs, see Note 10 (“Debt and Credit Facilities”) for details.
13. Stockholders’ Equity
Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2024, and December 31, 2023, there were 84,312,360 and 77,400,000 shares of common stock issued and outstanding, respectively. In the event of a liquidation, dissolution or winding up, holders of common stock are entitled to receive, ratably, the assets available for distribution to the stockholders after payment of all liabilities.
On July 3, 2023, 16,000,000 shares of common stock were issued and sold as part of the closing of the Company’s Initial Public Offering (“IPO”), resulting in net proceeds of $230.8 million, after deducting expenses and underwriting discounts and commissions payable by the Company. On July 13, 2023, the underwriters exercised in full their option to purchase additional shares of common stock, pursuant to the underwriting agreement relating to the IPO, resulting in the issuance and sale of 2,400,000 shares of common stock. The Company received net proceeds of approximately $36.2 million, after deducting underwriting discounts and commissions payable. The net proceeds of each issuance and sale were used for repayment of existing indebtedness and general corporate purposes. After giving effect to these transactions, Kodiak had 77,400,000 shares of common stock issued and outstanding. On April 1, 2024, 6,785,712 shares of common stock and 5,562,273 of preferred shares were issued in connection with the CSI Acquisition.
Class B and C Profits Interests
Prior to the IPO, Kodiak Holdings issued incentive awards to certain employees of Kodiak Services in the form of Class B incentive units (“Class B Units”). The Company records stock-based compensation expense associated with the Class B Units because of the employment relationship of the grantees with Kodiak Services.
On March 16, 2019, 61,098.4 Class B Units were authorized under the Kodiak Holdings 2019 Class B Unit Incentive Plan for grants to certain employees and non-employee board members. These Class B Units are intended to constitute “profits interests” for federal income tax purposes, but they constitute a substantive class of equity under GAAP. As of June 30, 2024, and December 31, 2023, there were 60,406.9 authorized Class B Units, and 57,058.5 were outstanding. There were no Class B Units granted in the six months ended June 30, 2024, or in 2023. Twenty-five percent (25%) of the Class B Units are subject to time vesting (the “Time-Vesting Units”), and the remaining seventy-five percent (75%) of the Class B Units are subject to performance vesting (the “Performance-Vesting Units”). Time-Vesting Units vest in equal annual installments on each of the five anniversaries of the applicable vesting commencement dates, subject to the Class B Unit holder’s continuous service through each of the applicable vesting dates. Performance-Vesting Units vest based on the achievement of certain investor return metrics, subject to the Class B Unit holder’s continuous service through the applicable vesting dates. Holders of Class B Units are entitled to distributions on vested awards in accordance with the Kodiak Holdings distribution waterfall. Class B Units are not subject to any conversion rights other than an automatic conversion to Class C incentive units (“Class C Units”) in connection with certain terminations of employment. Each Class

C Unit holder is eligible to receive distributions up to an amount equal to the fair market value of the corresponding converted Class B Unit on the date of conversion. As of June 30, 2024, no material conversions had occurred.
There are no performance hurdles associated with the Time-Vesting Units. The fair value of each incentive award was estimated on its applicable grant date using an option pricing model.
Equity compensation expense is recognized ratably over the vesting period of the awards. During the six months ended June 30, 2024, and 2023, approximately $0.2 million and $0.9 million, respectively, in equity compensation expense was recognized in selling, general and administrative expenses. During the three months ended June 30, 2024, and 2023, equity compensation expense was approximately $21 thousand and $29 thousand, respectively. As of June 30, 2024, there were 276 unvested Time-Vesting Units, representing $0.1 million in unrecognized equity compensation expense.
Preferred stock
Holders of the Company’s preferred stock are entitled to one vote for each share, voting proportionally with holders of common stock. Preferred stock consists of 50,000,000 authorized shares as of June 30, 2024, of which 5,562,273 were issued and outstanding. The preferred stock lacks economic benefits beyond its par value of $0.01 per share (with a maximum value of $50,000), as it does not participate in earnings or cash dividends of Kodiak. Rather, it solely represents a voting share. Each preferred stock holds an equal number of OpCo Units, representing economic interests in Kodiak’s subsidiary, Kodiak Services. Each OpCo Unit will be redeemable at the option of the holder for (i) one share of common stock (along with cancellation of a corresponding share of preferred stock) or (ii) cash at Kodiak Services’ election, following a six-month post-closing lock-up and subject to certain conditions. On or after April 1, 2029, Kodiak shall have the right to effect redemption of such OpCo Units (along with corresponding share of preferred stock). The OpCo Units represent and will be accounted for as noncontrolling interests in Kodiak Services.
2023 Omnibus Incentive Plan
On June 20, 2023, Kodiak’s Board of Directors (the “Board”) authorized and adopted the Kodiak Gas Services, Inc. Omnibus Incentive Plan (the “Omnibus Plan”) for employees, consultants and directors. The Omnibus Plan enables Kodiak’s Board (or a committee authorized by Kodiak’s Board) to award incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards and substitute awards to align the interests of service providers, including the Company’s named executive officers, with those of the Company’s stockholders. A total of 6,375,000 shares of common stock have been reserved for issuance pursuant to awards under the Omnibus Plan. On June 29, 2023, Kodiak granted 1,297,188 shares of common stock equity awards to certain employees, including Kodiak’s named executive officers, pursuant to awards under the Omnibus Plan. Additionally, on March 8, 2024 and May 1, 2024, Kodiak granted 718,820 and 34,253 shares of common stock equity awards respectively, to certain employees, including Kodiak's named executive officers, pursuant to awards under the Omnibus Plan.
Restricted Stock Units
Of the total shares of common stock equity awards granted 1,442,366 shares were granted pursuant to awards of time-based restricted stock units (“RSUs”) that vest ratably over a three-year period, subject to continuous service through each vesting date. On May 1, 2024, an additional 33,114 RSUs were granted that vest ratably over a one-year period, subject to continuous service through vesting date.
On December 8, 2023, the Company provided employees who were eligible to receive cash payments of long-term incentive awards granted in January 2023 under the Company’s 2020 Long-Term Incentive Plan the opportunity to make an election to receive a grant of RSUs that vest ratably over a three-year period in lieu of cash payments, resulting in the grant of 138,430 RSUs.
Performance Stock Units
Of the total shares of common stock equity awards granted. 573,642 shares were granted pursuant to awards of performance stock units (“PSUs”) that cliff vest at the end of a three-year performance period, with the ultimate number of shares earned and issued ranging from 0 - 190% of the number of shares subject to the PSU award, subject to continuous service through the end of the performance period and other conditions precedent. The performance criteria for the PSUs are a combination of: (1) Discretionary Cash Flow (as defined below, and, which we sometimes refer to as “DCF”) (30% weight); (2) Consolidated Net Leverage Ratio (“CNLR”) (30% weight); (3) Absolute Total Shareholders' Return (“ATSR”) (30% weight); and (4) an ESG Scorecard (10% weight) (each as defined below), in each case, during the applicable performance period.

DCF is calculated based on the three-year cumulative Adjusted EBITDA less net cash taxes, less net cash interest, less maintenance capital expenditures, all as reported in the financial statement reconciliations provided in the Company’s public filings, measured over the performance period; CNLR is calculated as of the last day of the fiscal quarter at the end of the performance period, as the ratio of (a) Total Indebtedness (as defined in the ABL Credit Agreement) minus Cash, in each case, as of such date to (b) LQA Adjusted EBITDA (as defined in the ABL Credit Agreement) for the fiscal quarter ending at the end of the performance period, multiplied by four). ATSR is determined on an annualized basis over the relevant performance period for the beginning and ending 20-day volume-weighted average price, as adjusted for dividends paid.
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
With respect to each PSU, each PSU holder is granted associated dividend equivalents rights. In the event that the Company declares and pays a regular cash dividend, on the record date for such dividend, the Company will accrue a dividend equivalent based on the number of PSUs expected to vest.
CSI Compressco Long Term Incentive Plan
In connection with the CSI Acquisition, we assumed the CSI Compressco LP Third Amended and Restated 2011 Long Term Incentive Plan (“2011 Plan”) and outstanding unvested RSU awards originally granted by CSI Compressco under 2011 Plan that were held by former CSI Compressco employees continuing their employment with Kodiak post acquisition. These assumed awards were converted into approximately 127,355 RSU awards under Kodiak’s Omnibus Plan and will vest in accordance with their original terms, generally over 3 years. Awards cancelled or forfeited, and shares withheld to satisfy tax withholding obligations, become available for future issuance.
The following table summarizes award activity under the Omnibus Plan for the six months ended June 30, 2024 and June 30, 2023:

	RSUs		PSUs
	Number of RSUs	Weighted- Average Price	Number of PSUs	Weighted- Average Price
Outstanding at December 31, 2023	1,079,082	$16.30	311,875	$16.99
Granted	618,661	24.23	261,767	28.88
Vested or exercised	(120,578)	22.57	(6,070)	18.75
Forfeited or cancelled	(61,814)	17.52	(2,501)	18.83
Outstanding at June 30, 2024	1,515,351	$18.99	565,071	$22.47
Restricted stock awards expected to vest	1,515,351	$18.99	565,071	$22.47

	RSUs		PSUs
	Number of RSUs	Weighted- Average Price	Number of PSUs	Weighted- Average Price
Outstanding at December 31, 2022	—	$—	—	$—
Granted	985,313	16.00	311,845	16.00
Vested or exercised	—	—	—	—
Forfeited or cancelled	—	—	—	—
Outstanding at June 30, 2023	985,313	$16.00	311,845	$16.00
Restricted stock awards expected to vest	985,313	$16.00	311,845	$16.00

As of June 30, 2024, the total future compensation cost related to non-vested equity awards was approximately $33.2 million, assuming the PSUs vest at 100%, pursuant to the terms of the applicable award. During the three and six months ended June 30, 2024, approximately $5.3 million and $8.0 million in equity compensation expense, respectively, was recognized in selling, general and administrative expenses. There was no such expense recorded for the three and six months ended June 30, 2023.
Dividends
The following table summarizes the Company’s dividends declared and paid in each of the quarterly periods of 2024 and 2023:

	Dividends per Common Share	Dividends Paid
		(in thousands)
2024
Q1	$0.38	$29,815
Q2	$0.38	32,578

2023
Q4	$0.38	$29,793
On August 1, 2024, the Company’s Board declared a cash dividend of $0.41 per share for the quarterly period ended June 30, 2024, which is payable on August 16, 2024, to shareholders of record as of the close of business on August 12, 2024 (the “Common Stock Dividend”) and, in conjunction with the Common Stock Dividend, Kodiak Services declared a distribution on its units of $0.41 per unit payable on August 16, 2024 to all unitholders of record of Kodiak Services as of the close of business on August 12, 2024.
14. Commitments and Contingencies
Accrued Capital Expenditures
As of June 30, 2024, and December 31, 2023, the Company has accrued capital expenditures of $42.8 million and $30.5 million, respectively. These amounts were included in accounts payable or accrued liabilities on the consolidated condensed balance sheets.
Purchase Commitments
Purchase commitments primarily consist of future commitments to purchase new compression units that have been ordered but not yet received. As of June 30, 2024, these commitments amounted to $220.7 million, of which $169.3 million is expected to be settled within the next twelve months.
Contingent Consideration
The Company agreed to pay, as contingent consideration, up to $3.7 million of certain past due accounts receivable acquired in connection with a prior acquisition in 2019, if collected, to the seller in that transaction. The Company records contingent consideration at the acquisition and end of reporting periods at fair value in accrued liabilities. As of June 30, 2024, and December 31, 2023, none of the outstanding receivables had been collected.
Sales Tax Contingency
Between October 2019 and April 2024, the Company received notices from the Texas Comptroller’s office in regards to audits for periods ranging from December 2015 through December 2023. The audits pertain to whether the Company may owe sales tax on certain of its compression equipment and related parts that it had purchased during that time period. As of December 31, 2023, the Company had accrued a total amount of $28.8 million for this contingent liability. During the six months ended June 30, 2024, based on current information, the Company accrued an additional $38.9 million, of which $15.0 million is related to fair value adjustments associated with purchase price allocation of the CSI Acquisition and $3.3 million is related to parts usage recorded to expense. As of June 30, 2024, the Company had a total of $67.7 million included as accrued liabilities on the condensed consolidated balance sheets.

Legal Matters
From time to time, the Company may become involved in various legal matters. Management believes that as of June 30, 2024, there are no legal matters whose resolution could have a material adverse effect on the unaudited condensed consolidated financial statements.
15. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023
Prepaid insurance	$929	$2,353
Interest rate swap receivable	1,537	2,025
Prepaid vehicle allowance	1,122	1,130
Deferred project costs	—	737
Prepaid rent	1,148	532
Prepaid taxes	4,714	—
Other	4,968	3,577
Total prepaid expenses and other current assets	$14,418	$10,353
16. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023
Sales tax liability	$67,748	$28,847
Accrued bonus	16,148	13,259
Accrued accounts payable	12,333	15,506
Accrued interest	53,616	8,313
Station project accrual	5,402	7,797
Accrued taxes	9,880	6,415
Accrued professional fees	906	6,015
Contingent consideration	3,673	3,673
Accrued payroll	4,613	3,321
Accrued insurance	—	856
Lease liabilities - current portion	11,209	—
Equipment financing - current portion	7,246	—
Other	4,650	3,076
Total accrued liabilities	$197,424	$97,078
17. Income Taxes
For the three and six months ended June 30, 2024, the Company recorded income tax expense of $2.3 million and income tax expense of $12.2 million, respectively. For the three and six months ended June 30, 2023, the Company recorded income tax expense of $5.9 million and $1.9 million, respectively. The effective tax rate was approximately 25.8% and 24.8% for the three and six months ended June 30, 2024, compared to 25.0% and 26.5% for the three and six months ended June 30, 2023. The difference between the Company’s effective tax rates for the three and six months ended June 30, 2024, and 2023 and the U.S. statutory tax rate of 21% was primarily due to state income taxes.
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
The Company did not have any uncertain tax benefits as of June 30, 2024, and December 31, 2023. For the three and six months ended June 30, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions, and no amounts were recognized in the condensed consolidated statements of operations.
18. Defined Contribution Plan
The Company maintains a defined contribution savings plan for its employees. The Company contributed $1.1 million and $2.0 million to the plan for the three and six months ended June 30, 2024, respectively. The Company contributed $0.8 million and $1.6 million to the plan for the three and six months ended June 30, 2023, respectively.
19. Leases
We have operating leases for some of our office space, warehouse space, operating locations, and equipment. Our leases have remaining lease terms up to ten years. Some of our leases have options to extend for various periods, while some have termination options with prior notice of generally 30 days or six months. Our leases generally require us to pay all maintenance and insurance costs. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Lease costs are included in either cost of revenues or selling, general, and administrative expense depending on the use of the underlying asset. The components of lease expense were as follows within the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense:
Operating lease expense (1)(2)	$5,645	$1,459	$7,858	$3,003

Finance lease expense:
Amortization of leased assets	$200	$—	$200	$—
Interest on lease liabilities	50	—	50	—
Total finance lease expense	250	—	250	—
Total lease expense	$5,895	$1,459	$8,108	$3,003
(1) Includes lease expense for leases not included on our condensed consolidated balance sheet based on our accounting policy election to exclude leases with a term of 12 months or less. Variable rent expense was not material.
(2) Total lease expense includes $1.6 million and $2.3 million, respectively, of short term lease cost for the three and six months ended June 30, 2024 and $0.3 million and $1.0 million, respectively, of short term lease cost for the three and six months ended June 30, 2023.

Operating lease supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$5,551	$1,592
Operating cash flows - finance leases	$50	$—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$122	$96
Finance leases	$—	$—

Supplemental balance sheet information (in thousands):

	June 30, 2024	December 31, 2023
Operating leases:
Operating right-of-use asset	$53,939	$33,716

Accrued liabilities	9,479	—
Operating lease liabilities	49,392	34,468
Total operating lease liabilities	$58,871	$34,468

Finance leases:
Finance lease right-of-use asset	$4,698	$—

Finance lease liabilities, current portion	1,730	—
Finance lease liabilities, net of current portion	2,555	—
Total finance lease liabilities	$4,285	$—

Additional operating lease information:

	June 30, 2024	December 31, 2023
Weighted average remaining lease term:
Operating leases	4.75 years	7.50 years
Finance leases	2.88 years	—

Weighted average discount rate:
Operating leases	9.66%	9.54%
Finance leases	6.16%	—%

Future minimum lease payments by year and in the aggregate, under non-cancelable operating leases with terms in excess of one year, consist of the following at June 30, 2024 (in thousands):

	Operating Leases	Finance Leases

Remainder of 2024	$9,216	$1,020
2025	13,828	1,480
2026	12,539	1,211
2027	9,455	958
2028	7,912	33
Thereafter	28,262	—
Total lease payments	81,211	4,702
Less imputed interest	(22,341)	(418)
Total lease liabilities	$58,871	$4,285

20. Segments
The Company formerly managed its business through two operating segments: Compression Operations and Other Services. After the CSI Acquisition, the Company manages its business through two operating segments: Contract Services and Other Services. Contract Services consists of operating Company-owned compression, customer-owned compression, and gas treating and cooling infrastructure, pursuant to fixed-revenue contracts, to enable the production, gathering and transportation of natural gas and oil. Other Services consists of a full range of services to support ancillary needs of customers, including station construction, maintenance and overhaul, freight and crane charges, and other time and material-based offerings.
The Company evaluates performance and allocates resources based on the gross margin of each segment, which consists of revenues directly attributable to the specific segment (less all costs of service directly attributable to the specific segment, which includes cost of operations and depreciation and amortization). Depreciation and amortization for the Contract Services segment was $69.5 million and $45.4 million for the three months ended June 30, 2024, and 2023, respectively. Depreciation and amortization for the Contract Services segment was $116.4 million and $90.3 million for the six months ended June 30, 2024, and 2023, respectively. Revenue includes only sales to external customers. The following table represents financial metrics by segment (in thousands):

	Contract Services	Other Services	Total
Three Months Ended June 30, 2024
Revenue	$276,250	$33,403	$309,653
Gross margin	107,454	5,467	112,921
Total assets	4,405,861	33,419	4,439,280
Capital expenditures	117,033	—	117,033
Three Months Ended June 30, 2023
Revenue	$181,619	$21,687	$203,306
Gross margin	71,172	3,588	74,760
Total assets	3,219,556	41,807	3,261,363
Capital expenditures	45,453	—	45,453

	Contract Services	Other Services	Total
Six Months Ended June 30, 2024
Revenue	$469,649	$55,496	$525,145
Gross margin	188,027	9,876	197,903
Total assets	4,405,861	33,419	4,439,280
Capital expenditures	177,186	—	177,186
Six Months Ended June 30, 2023
Revenue	$359,316	$34,102	$393,418
Gross margin	141,202	7,015	148,217
Total assets	3,219,556	41,807	3,261,363
Capital expenditures	94,034	—	94,034

The following table reconciles total gross margin to income before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total gross margin	$112,921	$74,760	$197,903	$148,217
Selling, general and administrative expenses	(59,927)	(13,438)	(84,751)	(26,523)
Gain on sale of property, plant and equipment	1,173	738	1,173	721
Interest expense, net	(52,133)	(73,658)	(91,873)	(142,320)
Gain on derivatives	6,797	34,934	26,554	26,939
Other income	218	32	150	1
Income before income taxes	$9,049	$23,368	$49,156	$7,035

21. Earnings Per Share of Common Stock
Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is computed by using the weighted average shares of common stock outstanding, including the dilutive effect of restricted shares based on an average share price during the period. For the purpose of calculating basic and diluted earnings per share, net income(loss) attributed to non-controlling interest and the corresponding preferred shares outstanding are excluded from the calculations. For the three and six months ended June 30, 2024, 13,143 and 23,427 unvested performance stock units were not included in the calculation of the potential dilutive common shares, respectively, because to do so would be anti-dilutive. For the three and six months ended June 30, 2023, there were no anti-dilutive shares. The computations of basic and diluted earnings per share for the three and six months ended June 30, 2024, and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Net Income attributable to common shareholders	$6,228	$17,517	$36,460	$5,174
Less: (Loss) income attributable to non-forfeitable RSUs	(531)	—	(899)	—
Net income used in basic and diluted earnings per share	$5,697	$17,517	$35,561	$5,174

Basic weighted average shares of common stock	84,202,352	59,000,000	80,836,019	59,000,000
Effect of dilutive securities(1)	6,466,887	—	6,402,091	—
Diluted weighted average shares of common stock	90,669,239	59,000,000	87,238,110	59,000,000

Basic earnings per share of common stock	$0.07	$0.30	$0.44	$0.09
Diluted earnings per share of common stock	$0.06	$0.30	$0.41	$0.09
(1) Effect of dilutive securities includes 904,614 and 839,818 of restricted units for the three and six months ended June 30, 2024, respectively and 5,562,273 of Opco units held by the noncontrolling interest for the three and six months ended June 30, 2024.
22. Subsequent Events
On July 28, 2024, the Company entered into a purchase and sale agreement with a third-party buyer to sell certain property, plant and equipment and other assets, subject to the completion of certain conditions, for an undisclosed amount. Should the closing conditions be met, the Company expects the closing to occur in the third quarter of 2024.

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
Overview
We are a leading operator of contract compression infrastructure in the U.S. Our compression services and other related services are critical to our customers’ ability to reliably produce, gather and transport natural gas and oil. We are a market leader in the Permian Basin, which is the largest producing natural gas and oil basin in the U.S. We operate our large horsepower compression units under stable, fixed-revenue contracts with many upstream and midstream customers. Our compression assets have long useful lives consistent with the expected production lives of the key regions where we operate. We believe our customer-centric business model positions us as the preferred contract compression operator for our customers and creates long-standing relationships. We strategically invest in the training, development and retention of our highly skilled and dedicated employees and believe their expertise and commitment to excellence enhances and differentiates our business model. Furthermore, we maintain an intense focus on being one of the most sustainable and responsible operators of contract compression infrastructure.
We manage our business through two operating segments: Contract Services and Other Services. Contract Services consists of operating Company-owned and customer-owned compression and gas treating and cooling infrastructure to enable the production, gathering, processing and transportation of natural gas and oil. Other Services consists of station construction, maintenance and overhaul, freight and crane charges, parts sales and other ancillary time and material-based offerings. Our Other Services offerings are often cross sold with Contract Services.
Recent Developments
CSI Acquisition
On April 1, 2024, we completed the CSI Acquisition, pursuant to the terms of the Merger Agreement. CSI Compressco unitholders received 0.086 shares of Kodiak common stock for each CSI Compressco common unit owned. The Electing Unitholders received 0.086 limited liability company units representing economic interests in Kodiak Services (along with an equal number of shares of non-economic voting preferred stock of Kodiak) for each CSI Compressco common unit they held. At the option of the holder, each such unit will be redeemable for one share of Kodiak common stock (along with cancellation of a corresponding share of preferred stock), following a six-month post-closing lock-up and subject to certain conditions.
Enhancement and Standardization of Climate-Related Disclosures
In March 2024, the U.S. Securities and Exchange Commission (“SEC”) adopted rules to enhance and standardize climate-related disclosures. The final rules require disclosure of the following information in the footnotes to financial statements, subject to certain materiality thresholds:
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
In addition, registrants will be required to disclose outside of financial statements information about the material impact of climate-related risks on strategy, business model and outlook; risk management processes for, and governance and oversight activities, of those risks; and material climate-related targets or goals. Information related to material greenhouse gas emissions will be required for certain registrants but will not be required for us based on our current filer status.

The final rules include a phased-in compliance period for all registrants, with the compliance date dependent on the registrant’s filer status and the content of the disclosure. Based on our current filer status, we will be required to comply with the final rules beginning with our annual report for the fiscal year beginning January 1, 2027.
On April 4, 2024, SEC voluntarily stayed its climate disclosure rules to allow for judicial review. The stay was issued after petitions for review were filed against the SEC and consolidated before the United States Court of Appeals for the Eighth Circuit. The stay will remain in effect until the Eighth Circuit completes its judicial review. We are continuing to assess the new climate-related disclosure rules, awaiting decisions on their legal status and determining an implementation plan to comply with the disclosure requirements in accordance with the prescribed timeline.

Operational Highlights
The following table summarizes certain horsepower, unit count and horsepower utilization percentages for our fleet for the periods presented.

	As of June 30,		Percentage Change
	2024	2023
Operating Data (at period end):
Fleet horsepower (1)	4,481,900	3,180,906	40.9%
Revenue-generating horsepower (2)	4,224,839	3,177,286	33.0%
Fleet compression units	7,317	3,038	140.8%
Revenue-generating compression units	5,753	3,023	90.3%
Revenue-generating horsepower per revenue-generating compression unit (3)	734	1,051	(30.1%)
Horsepower utilization (4)	94.3%	99.9%	(5.6%)
(1)Fleet horsepower includes owned horsepower excluding 27,663 and 32,340 of non-marketable or obsolete horsepower as of June 30, 2024, and 2023, respectively.
(2)Revenue-generating horsepower includes fleet horsepower that is under contract, operating and generating revenue.
(3)Calculated as (i) revenue-generating horsepower divided by (ii) revenue-generating compression units at period end.
(4)Horsepower utilization is calculated as (i) revenue-generating horsepower divided by (ii) fleet horsepower.
Horsepower
The 40.9% increase in fleet horsepower and revenue-generating horsepower, respectively, were primarily attributable to the (i) additional 1.2 million horsepower acquired as part of the CSI Acquisition and (ii) purchase and deployment of new compression units through organic growth. The 30.1% decrease in revenue-generating horsepower per revenue-generating compression unit was due to the lower average horsepower per unit of the fleet as part of the CSI Acquisition.

Financial Results of Operations
Three Months Ended June 30, 2024, Compared to the Three Months Ended June 30, 2023
The following table presents selected financial and operating information for the periods presented (in thousands):

	For the Three Months Ended June 30,		% Change
	2024	2023
Revenues:
Contract Services	$276,250	$181,619	52.1%
Other Services	33,403	21,687	54.0%
Total revenues	309,653	203,306	52.3%
Operating expenses:
Cost of operations (exclusive of depreciation and amortization shown below):
Contract Services	99,333	65,017	52.8%
Other Services	27,936	18,099	54.4%
Depreciation and amortization	69,463	45,430	52.9%
Selling, general and administrative	59,927	13,438	346.0%
Gain on sale of property, plant and equipment	(1,173)	(738)	58.9%
Total operating expenses	255,486	141,246	80.9%
Income from operations	54,167	62,060	(12.7)%
Other (expenses) income:
Interest expense, net	(52,133)	(73,658)	(29.2)%
Gain on derivatives	6,797	34,934	(80.5)%
Other income, net	218	32	581.3%
Total other expenses, net	(45,118)	(38,692)	16.6%
Income before income taxes	9,049	23,368	(61.3)%
Income tax expense	$2,336	$5,851	(60.1)%
Net income	6,713	17,517	(61.7)%
Less: Net income attributable to noncontrolling interests	485	—	nm
Net income attributable to common shareholders	$6,228	$17,517	(64.4)%
Revenues and Sources of Income
Contract Services
Contract Services revenue increased $94.6 million (52.1%) for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This was primarily related to a $92.7 million increase in contract compression services as a result of an increase in average revenue-generating horsepower, of which $76.4 million was related to the CSI Acquisition. Furthermore, there was also an increase of $1.9 million related to gas treating and cooling services as part of the CSI Acquisition.
Other Services
Other Services revenue increased $11.7 million (54.0%) for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This increase was primarily due to a $10.1 million increase in parts sales, a $5.5 million increase in freight and crane charges related to mobilization of units, a $4.2 million increase in maintenance and overhaul services, and a $2.1 million increase in other field services, of which $19.5 million was related to the CSI Acquisition. This was partially offset by a $10.2 million decrease in revenues from station construction services, mostly due to a reduction in the average size of station construction projects.

Operating Costs and Other Expenses
Contract Services
Contract Services expenses increased $34.3 million (52.8%) for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This was primarily due to a $16.0 million increase in direct labor expenses, a $6.1 million increase in parts used in support of our operations, a $4.0 million increase in lubricant oil and coolant, a $4.4 million increase in indirect expenses, mainly relating to vehicle and facility expenses, and a $0.6 million increase in gas treating expenses, much of which was attributable to the CSI Acquisition. In addition, there was a $3.3 million increase in sales and use tax accrual related to parts purchases as part of ongoing sales and use tax audits with the state of Texas.
Other Services
Other Services expenses increased $9.8 million (54.4%) for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This increase was primarily due to a $8.5 million increase in parts sales, a $4.8 million increase in freight and crane charges related to mobilization of units, a $3.8 million increase in maintenance and overhaul services, and a $2.3 million increase in other field services. This was partially offset by a $9.6 million decrease in expenses from station construction services, mostly due to slower demand on station projects.
Depreciation and Amortization
Depreciation and Amortization increased $24.0 million (52.9%) for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This increase was primarily due to a $21.2 million increase in depreciation and amortization related to the CSI Acquisition. The remaining increase is related to increased depreciation on compression equipment purchases.
Selling, General and Administrative Expenses
Selling, General and Administrative Expenses increased $46.5 million (346.0%) for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This increase was due to a $14.6 million increase in professional fees, primarily related to transactions costs associated with the CSI Acquisition, a $14.4 million increase in labor and benefits, of which $9.0 million was related to severance, a $5.3 million increase in equity compensation expense related to equity compensation plans, a $4.5 million increase in bad debt expense related to expected credit losses, a $4.4 million increase in software expense, mainly related to the termination of an agreement as part of the CSI Acquisition, and a $3.3 million increase in other overhead expenses, mostly consisting of insurance and facility expenses.
Interest Expense, Net
Interest Expense, Net decreased $21.5 million (29.2%) for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This decrease was primarily due to a $21.8 million decrease in interest expense associated with lower outstanding borrowings on the ABL Facility and 2029 Senior Notes in the current quarter as compared to outstanding borrowings on the ABL Facility and Term Loan in the comparable quarter.
Gain on Derivatives
Gain on Derivatives decreased $28.1 million (80.5%) for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This decrease was primarily related to $6.8 million in cash received on derivatives for the three months ended June 30, 2024, due to an increase in the long-term Secured Overnight Financing Rate (“SOFR”) yield curve, as compared to a $3.6 million decrease in the fair value of derivatives and cash received on derivatives of $38.5 million for the three months ended June 30, 2023.
Income Tax Expense
Income Tax Expense decreased by $3.5 million (60.1%) for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This decrease was primarily due to a decrease in pre-tax income of $14.3 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Financial Results of Operations
Six Months Ended June 30, 2024, Compared to the Six Months Ended June 30, 2023
The following table presents selected financial and operating information for the periods presented (in thousands):

	For the Six Months Ended June 30,		% Change
	2024	2023
Revenues:
Contract Services	$469,649	$359,316	30.7%
Other Services	55,496	34,102	62.7%
Total revenues	525,145	393,418	33.5%
Operating expenses:
Cost of operations (exclusive of depreciation and amortization shown below):
Contract Services	165,215	127,787	29.3%
Other Services	45,620	27,087	68.4%
Depreciation and amortization	116,407	90,327	28.9%
Selling, general and administrative	84,751	26,523	219.5%
Gain on sale of property, plant and equipment	(1,173)	(721)	62.7%
Total operating expenses	410,820	271,003	51.6%
Income from operations	114,325	122,415	(6.6)%
Other (expenses) income:
Interest expense, net	(91,873)	(142,320)	(35.4)%
Gain on derivatives	26,554	26,939	(1.4)%
Other income, net	150	1	n/m
Total other expenses, net	(65,169)	(115,380)	(43.5)%
Income before income taxes	49,156	7,035	598.7%
Income tax expense	12,211	1,861	556.2%
Net income	36,945	5,174	614.0%
Less: Net income attributable to noncontrolling interests	485	—	nm
Net income attributable to common shareholders	$36,460	$5,174	604.7%
Revenues and Sources of Income
Contract Services
Contract Services revenue increased $110.3 million (30.7%) for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. This was primarily related to a $108.4 million increase in contract compression services as a result of an increase in average revenue-generating horsepower, of which $76.4 million was related to the CSI Acquisition. Furthermore, there was also an increase of $1.9 million related to gas treating and cooling services as part of the CSI Acquisition.
Other Services
Other Services revenue increased $21.4 million (62.7%) for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase was primarily due to a $10.1 million increase in parts sales, a $5.5 million increase in freight and crane charges related to mobilization of units, a $4.2 million increase in maintenance and overhaul services, and a $2.3 million increase in other field services, of which $19.5 million was related to the CSI Acquisition. This was partially offset by a $0.7 million decrease in revenues from station construction services.

Operating Costs and Other Expenses
Contract Services
Contract Services expenses increased $37.4 million (29.3%) for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This was primarily due to a $18.6 million increase in direct labor expenses, a $7.3 million increase in parts used in support of our operations, a $4.2 million increase in lubricant oil and coolant expenses, a $3.3 million increase in indirect expenses, mainly relating to vehicle and facility expenses and a $0.7 million increase in gas treating expenses, much of which was attributable to the CSI Acquisition. In addition, there was an increase of $3.3 million related to additional sales and use tax accrual amounts related to parts purchases as part of ongoing sales and use tax audits with the state of Texas.
Other Services
Other Services expense increased $18.5 million (68.4%) for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase was primarily due to a $8.5 million increase in parts sales, a $4.8 million increase in freight and crane charges related to mobilization of units, a $3.8 million increase in maintenance and overhaul service related expenses, and a $2.3 million increase in other field service expenses. This was partially offset by a $0.9 million decrease in expenses from station construction services.
Depreciation and Amortization
Depreciation and Amortization increased $26.1 million (28.9%) for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase was primarily due to a $21.2 million increase in depreciation and amortization related to the CSI Acquisition. The remaining increase is related to increased depreciation on compression equipment purchases.
Selling, General and Administrative Expense
Selling, General and Administrative expenses increased $58.2 million (219.5%) for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase was due to a $23.1 million increase in professional fees, primarily related to transactions costs associated with the CSI Acquisition, a $14.7 million increase in labor and benefits, of which $9.0 million was related to severance, a $7.3 million increase in equity compensation expense related to equity compensation plans, a $4.6 million increase in bad debt expense, mainly related to expected credit losses. a $4.6 million increase in software expense, mainly related to the termination of an agreement as part of the CSI Acquisition, and a $3.9 million increase in other overhead expenses, mostly consisting of insurance and facility expenses.
Interest Expense, Net
Interest Expense, Net decreased $50.4 million (35.4%) for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This decrease was primarily due a $50.7 million decrease as a result of lower borrowings on the ABL Facility and 2029 Senior Notes in the current year to date period as compared to the ABL Facility and Term Loan in the comparable year to date period.
Gain on Derivatives
Gain on Derivatives decreased $0.4 million (1.4%) for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This decrease was primarily related to a $14.3 million increase in the fair value of derivatives and an increase in cash received on derivatives of $12.3 million for the six months ended June 30, 2024, due to an increase in the long-term SOFR yield curve, as compared to a $21.5 million decrease in the fair value of derivatives and cash received on derivatives of $48.5 million for the six months ended June 30, 2023, due to settlement on the termination of derivatives attributable to the Term Loan and a decrease in the long-term SOFR yield curve.
Income Tax Expense
Income Tax Expense increased by $10.4 million (556.2%) for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This was primarily due to an increase in pre-tax income of $42.1 million for the six months ended June 30, 2024, compared to pre-tax income for the six months ended June 30, 2023.

Liquidity and Capital Resources
Overview
Our ability to fund operations, finance capital expenditures, service our debt and pay dividends depends on our operating cash flows and access to the capital and credit markets. Our primary sources of liquidity are cash flows generated from our operations and our borrowing availability under the ABL Facility. Our cash flow is affected by numerous factors, including prices and demand for our compression infrastructure assets and services, conditions in the financial markets and various other factors. We believe cash generated by operating activities will be sufficient to service our debt, fund working capital, fund our estimated capital expenditures in the short-term and long-term and, as our Board may determine from time to time in its discretion, pay dividends. At June 30, 2024, we had approximately $415.4 million of liquidity consisting of $4.0 million in cash and cash equivalents and $411.4 million available under the ABL Facility.
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
For the six months ended June 30, 2024, growth capital expenditures were $149.8 million and maintenance capital expenditures were $29.8 million. For the six months ended June 30, 2023, growth capital expenditures were $68.3 million and maintenance capital expenditures were $15.7 million. The increase in growth capital expenditures includes a $20.2 million non-cash increase related to our sales tax accrual on compression equipment purchases related to audits we are undergoing with the state of Texas. The remaining amounts were primarily related to the timing of compression unit purchases necessary to support operating capacity demand. The increase in maintenance capital expenditures was primarily due to an increase in unit overhauls scheduled based on the age and operating hours of such units.
Dividends
Our Board of Directors may elect to declare cash dividends on our common stock, subject to our compliance with applicable law, and depending on, among other things, economic conditions, our financial condition, results of operations, projections, liquidity, earnings, legal requirements and restrictions in the agreements governing our indebtedness (as further discussed herein). The timing, amount and financing of dividends, if any, are subject to the discretion of our Board from time to time.

On August 1, 2024, the Company’s Board declared the Common Stock Dividend and, in conjunction with the Common Stock Dividend, Kodiak Services declared a distribution on its units of $0.41 per unit payable on August 16, 2024 to all unitholders of record of Kodiak Services as of the close of business on August 12, 2024.
Over the long-term, we expect to fund any dividends and our budgeted growth capital expenditures using our Discretionary Cash Flow. In the event our Discretionary Cash Flow is insufficient for the purpose of funding any such dividends and our budgeted growth capital expenditures for such period, we may fund such shortfall (i) with additional borrowings under our ABL Facility, which, as of June 30, 2024, had $411.4 million available (subject to the requirement that our availability, in the case of dividends, under the ABL Facility exceeds the greater of (x) 10% of the total commitments under the facility of $2.2 billion or (y) $200 million) or (ii) reduce our growth capital expenditures for such period. Any such additional borrowings under our ABL Facility will result in an increase in our interest expense for such period. Any such reduction in our growth capital expenditures may result in lower growth in our revenue-generating horsepower in future periods.
Contractual Obligations
Our material contractual obligations as of June 30, 2024, consisted of the following:
•Long-term debt of $2.5 billion, of which $1.8 billion is due in 2028 and $750 million is due in 2029.
•Purchase commitments of $220.7 million, of which $169.3 million is expected to be settled within the next twelve months; primarily consisting of future commitments to purchase new compression units that have been ordered but not yet received. See Note 14 (“Commitments and Contingencies”) to the condensed consolidated financial statements included elsewhere in this Report.
Other Commitments
As of June 30, 2024, other commitments include operating lease payments totaling $58.9 million.
As of December 31, 2023, other commitments include operating lease payments totaling $34.5 million.
Sources of Cash
Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2024, and 2023 (in thousands):

	Six months ended June 30,
	2024	2023	$ Variance
Net cash provided by operating activities	$172,624	$117,968	$54,656
Net cash used in investing activities	(167,352)	(92,993)	(74,359)
Net cash used in financing activities	(6,982)	(4,035)	(2,947)
Net (decrease) increase in cash and cash equivalents	$(1,710)	$20,940	$(22,650)
Operating Activities
The $54.7 million increase in net cash provided by operating activities for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was primarily due to a $44.3 million decrease in interest expense, net of debt issuance cost amortization, a $33.7 million increase in non-cash operating items, namely depreciation and amortization, taxes and equity compensation, and a $20.9 million increase from working capital changes, namely changes in accounts receivable, net, accrued and other liabilities, and contract liabilities. This increase was partially offset by a $36.2 million decrease in cash received on derivatives and a $8.0 million decrease in income from operations.
Investing Activities
The $74.4 million increase in net cash used in investing activities for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was primarily due to a $14.0 million increase in maintenance capital expenditures, a $69.1 million increase in growth capital expenditures, net of accrued capital expenditures and a $0.7 million decrease in proceeds on sale of property, plant and equipment. This was partially offset by $9.5 million in cash acquired related to the CSI Acquisition.

Financing Activities
The $2.9 million increase in net cash used in financing activities for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was primarily due to an increase in dividends paid to stockholders of $62.4 million, distributions to noncontrolling interests of $2.5 million, $1.2 million increase in cash payments related to offering costs, and cash paid for shares withheld to cover taxes of $0.3 million. This was offset by a $42.3 million distribution made in the prior, a decrease in payments of debt issuance costs of $15.9 million an increase in net borrowings over payments on debt instruments of $2.9 million.
Description of Indebtedness
ABL Facility
On March 22, 2023, wholly owned subsidiaries of Kodiak entered into the Fourth Amended and Restated Credit Agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended or restated from time to time, the “ABL Credit Agreement” or “ABL Facility”), which mainly served to extend the maturity date from June 2024 to March 2028. The total commitments under the facility are $2.2 billion. As of June 30, 2024, there were $2.4 million in letters of credit outstanding under the ABL Facility See Note 10 (“Debt and Credit Facilities”) to the condensed consolidated financial statements included elsewhere in this Report. The ABL Credit Agreement requires that we meet certain financial ratios.
Pursuant to the ABL Credit Agreement, the Company must comply with certain restrictive covenants, including a minimum interest coverage ratio of 2.5x and a maximum Leverage Ratio (calculated based on the ratio of Consolidated Total Debt to Consolidated EBITDA, each as defined in the ABL Credit Agreement). The maximum Leverage Ratio is (i) 5.75 to 1.00 for the fiscal quarters ending June 30, 2024, September 30, 2024, December 31, 2024 and March 31, 2025 and (ii) 5.25 to 1.00 for each fiscal quarter thereafter. All loan amounts are collateralized by essentially all the assets of the Company.
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
The ABL Facility is a “revolving credit facility” that includes a lockbox arrangement whereby, under certain events, remittances from customers are forwarded to a bank account controlled by the administrative agent and are applied to reduce borrowings under the facility. One such event occurs if availability under the ABL Credit Agreement falls below a specified threshold (i.e., the greater of $200 million or 10% of the aggregate commitments at the time of measurement). As of June 30, 2024, and December 31, 2023, availability under the ABL Facility was in excess of the specified threshold, and, as such, the entire balance was classified as long term in accordance with its maturity.
Third Amendment to Fourth Amended and Restated Credit Agreement
On January 22, 2024, Kodiak entered into the Third Amendment to the ABL Credit Agreement (the “Third Amendment”). The Third Amendment, among other things, amended certain provisions of the ABL Facility (i) to accommodate the consummation of the transactions contemplated by the Merger Agreement and (ii) to account for the Company’s organizational structure after giving effect to the transactions contemplated by the Merger Agreement. Fees and costs totaling $2.9 million were incurred related to the Third Amendment and will be amortized over the life of the loan to interest expense. During the three and six months ended June 30, 2024, $0.9 million and $2.9 million was paid, respectively.

In addition, the Third Amendment amended the ABL Facility to (i) update the maximum secured leverage ratio to (x) 3.75 to 1.00 for the first four fiscal quarters after the Company issues any unsecured indebtedness and (y) 3.25 to 1.00 for each fiscal quarter thereafter, (ii) modify the triggers for commencing a “cash dominion” period (i.e., a period when the Administrative Agent applies proceeds in the deposit accounts to reduce borrowings under the ABL Credit Agreement), such that a “cash dominion” period will commence if availability under the ABL Credit Agreement is less than $125 million for more than five consecutive business days or if certain types of events of default occur, (iii) include customary provisions relating to the designation of “unrestricted subsidiaries” (i.e., subsidiaries that are not required to become loan parties or be bound by the covenants contained in the ABL Credit Agreement), (iv) provide that only material domestic restricted subsidiaries are required to become guarantors and collateral grantors under the ABL Facility, and (v) permit the Company and its restricted subsidiaries to incur additional indebtedness and liens and to make additional investments, dividends, distributions, redemptions and dispositions.
The weighted average interest rate as of June 30, 2024, and December 31, 2023, was 7.64% and 8.08%, respectively, excluding the effect of interest rate swaps. The Company pays an annualized commitment fee of 0.25% on the unused portion of its ABL Facility if borrowings are greater than 50% of total commitments and 0.50% on the unused portion of the ABL Facility if borrowings are less than 50% of total commitments.
All obligations under the ABL Facility are collateralized by essentially all the assets of the Company. We were in compliance with all covenants as of June 30, 2024, and December 31, 2023.
2029 Senior Notes
On February 2, 2024, Kodiak Services issued $750,000,000 aggregate principal amount of Kodiak Services’ 7.250% senior notes due 2029 (the “2029 Senior Notes”), pursuant to an indenture, dated February 2, 2024, by and among the Company, and certain other subsidiary guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee.
The proceeds from the 2029 Senior Notes were used to repay a portion of the outstanding indebtedness under the ABL Facility and to pay related fees and expenses in connection with the notes offering. In connection with the close of the CSI Acquisition on April 1, 2024, the Company used proceeds from additional draws on the ABL Facility to repay $651.8 million of existing outstanding indebtedness, except for certain equipment financing obligations, and pay fees and expenses related to the notes offering and the CSI Acquisition..
Derivatives and Hedging Activities
To mitigate a portion of the exposure to fluctuations in the variable interest rate of the ABL Facility, we have entered into various derivative instruments.
Our interest rate swaps exchange variable interest rates for fixed interest rates. We have not designated any derivative instruments as hedges for accounting purposes and do not enter into such instruments for speculative or trading purposes. See Note 11 (“Derivative Instruments”) to the condensed consolidated financial statements included elsewhere in this Report.
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
Adjusted Gross Margin for Contract Services

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Total revenues	$276,250	$181,619	$469,649	$359,316
Cost of sales (excluding depreciation and amortization)	(99,333)	(65,017)	(165,215)	(127,787)
Depreciation and amortization	(69,463)	(45,430)	(116,407)	(90,327)
Gross margin	$107,454	$71,172	$188,027	$141,202
Gross margin percentage	38.9%	39.2%	40.0%	39.3%
Depreciation and amortization	69,463	45,430	116,407	90,327
Adjusted Gross Margin	$176,917	$116,602	$304,434	$231,529
Adjusted Gross Margin Percentage(1)	64.0%	64.2%	64.8%	64.4%
(1)Calculated using Adjusted Gross Margin for Contract Services as a percentage of total Contract Services revenues.
Adjusted Gross Margin for Other Services

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Total revenues	$33,403	$21,687	$55,496	$34,102
Cost of sales (excluding depreciation and amortization)	(27,936)	(18,099)	(45,620)	(27,087)
Depreciation and amortization	—	—	—	—
Gross margin	$5,467	$3,588	$9,876	$7,015
Gross margin percentage	16.4%	16.5%	17.8%	20.6%
Depreciation and amortization	—	—	—	—
Adjusted Gross Margin	$5,467	$3,588	$9,876	$7,015
Adjusted Gross Margin Percentage(1)	16.4%	16.5%	17.8%	20.6%
(1)Calculated using Adjusted Gross Margin for Other Services as a percentage of total Other Services revenues.
Adjusted EBITDA and Adjusted EBITDA Percentage
We define Adjusted EBITDA as net income (loss) before interest expense, net; income tax expense (benefit); and depreciation and amortization; plus (i) loss on extinguishment of debt; (ii) loss (gain) on derivatives; (iii) equity compensation expense; (iv) severance expenses; (v) transaction expenses; (vi) loss (gain) on sale of assets; and (vii) impairment of compression equipment. We define Adjusted EBITDA Percentage as Adjusted EBITDA divided by total revenues. Adjusted EBITDA and Adjusted EBITDA Percentage are used as supplemental financial measures by our management and external users of our financial statements, such as investors, commercial banks and other financial institutions, to assess:
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
The following table reconciles net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA, its most directly comparable Non-GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$6,713	$17,517	$36,945	$5,174
Interest expense, net	52,133	73,658	91,873	142,320
Income tax expense	2,336	5,851	12,211	1,861
Depreciation and amortization	69,463	45,430	116,407	90,327
Gain on derivatives	(6,797)	(34,934)	(26,554)	(26,939)
Equity compensation expense(1)	5,311	29	8,159	908
Severance expense(2)	8,969	—	8,969	—
Transaction expenses(3)	17,387	1,072	25,267	1,273
Gain on sale of property, plant and equipment	(1,173)	(738)	(1,173)	(721)
Adjusted EBITDA	$154,342	$107,885	$272,104	$214,203

Adjusted EBITDA Percentage	49.8%	53.1%	51.8%	54.4%
(1)For the three months ended June 30, 2024, and June 30, 2023, there were $5.3 million and $29.0 thousand of non-cash adjustments for equity compensation expense. For the six months ended June 30, 2024, and June 30, 2023, there were $8.2 million and $0.9 million of non-cash adjustments for equity compensation expense.
(2)For the three and six months ended June 30, 2024 there were $9.0 million of severance expenses related to the CSI Acquisition. There were no such expenses for the three and six months ended June 30, 2023.
(3)Represents certain costs associated with non-recurring professional services, primarily related to the CSI Acquisition, for the three and six months ended June 30, 2024, and other costs.

The following table reconciles net cash provided by operating activities to Adjusted EBITDA for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net cash provided by operating activities	$121,082	$94,678	$172,624	$117,968
Interest expense, net	52,133	73,658	91,873	142,320
Income tax expense	2,336	5,851	12,211	1,861
Deferred tax provision	(843)	(3,282)	(7,104)	(761)
Cash received on derivatives	(6,745)	(38,529)	(12,261)	(48,468)
Severance expense(1)	8,969	—	8,969	—
Transaction expenses(2)	17,387	1,072	25,267	1,273
Other(3)	(7,605)	(6,763)	(11,659)	(13,109)
Change in operating assets and liabilities	(32,372)	(18,800)	(7,816)	13,119
Adjusted EBITDA	$154,342	$107,885	$272,104	$214,203
(1)For the three and six months ended June 30, 2024 there were $9.0 million of severance expenses related to the CSI Acquisition. There were no such expenses for the three and six months ended June 30, 2023.
(2)Represents certain costs associated with non-recurring professional services, primarily related to the CSI Acquisition, for the three and six months ended June 30, 2024, and other costs.
(3)Includes amortization of debt issuance costs, non-cash lease expense, provision for credit losses and inventory reserve.
Discretionary Cash Flow
We define Discretionary Cash Flow as net cash provided by operating activities less (i) maintenance capital expenditures;(ii) gain (loss) on sale of property, plant and equipment; (iii) certain changes in operating assets and liabilities; and (iv) certain other expenses; plus (x) severance expenses; and (y) transaction expenses. We believe Discretionary Cash Flow is a useful liquidity and performance measure and supplemental financial measure for us in assessing our ability to pay cash dividends to our stockholders, make growth capital expenditures and assess our operating performance. Our ability to pay dividends is subject to limitations due to restrictions contained in our ABL Credit Agreement, as further described elsewhere herein. Discretionary Cash Flow is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP, such as revenues, net income, operating income (loss) or cash flows from operating activities. Discretionary Cash Flow as presented may not be comparable to similarly titled measures of other companies.
Free Cash Flow
We define Free Cash Flow as net cash provided by operating activities less (i) maintenance capital expenditures; (ii) gain (loss) on sale of property, plant and equipment; (iii) certain changes in operating assets and liabilities; (iv) certain other expenses; and (v) net growth capital expenditures; plus (x) severance expenses; (y) transaction expenses; and (z) proceeds from sale of property, plant and equipment. We believe Free Cash Flow is a liquidity measure and useful supplemental financial measure for us in assessing our ability to pursue business opportunities and investments to grow our business and to service our debt. Free Cash Flow is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP, such as revenues, net income (loss), operating income (loss) or cash flows from operating activities. Free Cash Flow as presented may not be comparable to similarly titled measures of other companies.

The following table reconciles net cash provided by operating activities, to Discretionary Cash Flow and Free Cash Flow, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net cash provided by operating activities	$121,082	$94,678	$172,624	$117,968
Maintenance capital expenditures(1)	(19,147)	(10,940)	$(29,789)	(15,743)
Severance expense(2)	8,969	—	8,969	—
Transaction expenses(3)	17,387	1,072	25,267	1,273
Gain on sale of property, plant and equipment	(1,173)	(738)	(1,173)	(721)
Change in operating assets and liabilities	(32,372)	(18,800)	(7,816)	13,119
Other(4)	(4,129)	(399)	(5,540)	(1,317)
Discretionary Cash Flow	$90,617	$64,873	$162,542	$114,579
Growth capital expenditures(5)(6)(7)	(90,390)	(32,529)	(149,791)	(68,344)
Proceeds from sale of property, plant and equipment	411	1,023	411	1,055
Free Cash Flow	$638	$33,367	$13,162	$47,290
(1)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Requirements—Capital Expenditures” for information regarding amounts designated as maintenance capital expenditures.
(2)For the three and six months ended June 30, 2024 there were $9.0 million of severance expenses related to the CSI Acquisition. There were no such expenses for the three and six months ended June 30, 2023.
(3)Represents certain costs associated with non-recurring professional services, primarily related to the CSI Acquisition, for the three and six months ended June 30, 2024, and other costs.
(4)Includes non-cash lease expense, provision for credit losses and inventory reserve.
(5)For the three months ended June 30, 2024 and 2023, growth capital expenditures include a $12.6 million decrease and a $2.0 million decrease in accrued capital expenditures, respectively. For the six months ended June 30, 2024, and 2023, growth capital expenditures include a $2.7 million decrease and a $9.9 million decrease in accrued capital expenditures, respectively.
(6)For the three months ended June 30, 2024 and 2023, there were $7.2 million and $4.8 million of non-unit growth capital expenditures, respectively. For the six months ended June 30, 2024, and 2023, there were $13.0 million and $7.2 million of non-unit growth capital expenditures, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Requirements—Capital Expenditures” for information regarding amounts designated as growth capital expenditures.
(7)For the three months ended June 30, 2024 and 2023, growth capital expenditures include a non-cash increase in the sales tax accrual on compression equipment purchases of $19.8 million and $0.3 million, respectively. These accrual amounts are estimated based on the best-known information as it relates to open audit periods with the state of Texas. For the six months ended June 30, 2024 and 2023, there were increases of $20.2 million and $0.6 million, respectively. See Note 14 (“Commitments and Contingencies”) to the Company’s condensed consolidated financial statements for additional details.

The following table reconciles net income to Discretionary Cash Flow and Free Cash Flow, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$6,713	$17,517	$36,945	$5,174
Depreciation and amortization	69,463	45,430	116,407	90,327
Change in fair value of derivatives	(52)	3,595	(14,293)	21,529
Deferred tax provision	843	3,282	7,104	761
Amortization of debt issuance costs	2,303	5,626	4,946	11,071
Equity compensation expense(1)	5,311	29	8,159	908
Severance expense(2)	8,969	—	8,969	—
Transaction expenses(3)	17,387	1,072	25,267	1,273
Gain on sale of property, plant and equipment	(1,173)	(738)	(1,173)	(721)
Maintenance capital expenditures(4)	$(19,147)	$(10,940)	$(29,789)	$(15,743)
Discretionary Cash Flow	90,617	64,873	162,542	114,579
Growth capital expenditures (5)(6)(7)	(90,390)	(32,529)	(149,791)	(68,344)
Proceeds from sale of property, plant and equipment	411	1,023	411	1055
Free Cash Flow	$638	$33,367	$13,162	$47,290
(1)For the three months ended June 30, 2024 and 2023, there were $5.3 million and $29.0 thousand of non-cash adjustments for equity compensation expense. For the six months ended June 30, 2024, and June 30, 2023, there were $8.2 million and $0.9 million of non-cash adjustments for equity compensation expense.
(2)For the three and six months ended June 30, 2024 there were $9.0 million of severance expenses related to the CSI Acquisition. There were no such expenses for the three and six months ended June 30, 2023.
(3)Represents certain costs associated with non-recurring professional services, primarily related to the CSI Acquisition for the three and six months ended June 30, 2024, and other costs.
(4)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Requirements—Capital Expenditures” for information regarding amounts designated as maintenance capital expenditures.
(5)For the three months ended June 30, 2024 and 2023, growth capital expenditures include a $12.6 million decrease and a $2.0 million decrease in accrued capital expenditures, respectively. For the six months ended June 30, 2024, and 2023, growth capital expenditures include a $2.7 million decrease and a $9.9 million decrease in accrued capital expenditures, respectively.
(6)For the three months ended June 30, 2024 and 2023, there were $7.2 million and $4.8 million of non-unit growth capital expenditures, respectively. For the six months ended June 30, 2024 and 2023, there were $13.0 million and $7.2 million of non-unit growth capital expenditures, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Requirements—Capital Expenditures” for information regarding amounts designated as growth capital expenditures.
(7)For the three months ended June 30, 2024, and 2023, growth capital expenditures include a non-cash increase in the sales tax accrual on compression equipment purchases of $19.8 million and $0.3 million, respectively. These accrual amounts are estimated based on the best known information as it relates to open audit periods with the state of Texas. For the six months ended June 30, 2024 and 2023, there were increases of $20.2 million and $0.6 million, respectively. See Note 14 (“Commitments and Contingencies”) to the Company’s condensed consolidated financial statements for additional details.
Critical Accounting Policies and Estimates
For a discussion of our critical accounting estimates, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2023. Except as described below, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2023.

Acquisition Purchase Price Allocations

We account for acquisitions of businesses using the purchase method, which requires the allocation of the purchase price based on the fair values of the assets and liabilities acquired. We estimate the fair values of the assets and liabilities acquired using accepted valuation methods, and, in many cases, such estimates are based on our judgments as to the future operating cash flows expected to be generated from the acquired assets throughout their estimated useful lives. We will account for the various assets (including intangible assets) and liabilities acquired with the CSI Compressco Acquisition based on our estimate of fair values. Goodwill represents the excess of acquisition purchase price over the estimated fair values of the net assets acquired. Our estimates and judgments of the fair value of acquired businesses are imprecise, and the use of inaccurate fair value estimates could result in the improper allocation of the acquisition purchase price to acquired assets and liabilities, which could result in asset impairments, the recording of previously unrecorded liabilities, and other financial statement adjustments. The difficulty in estimating the fair values of acquired assets and liabilities is increased during periods of economic uncertainty.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our primary exposure to interest rate risk results from outstanding borrowings under the ABL Facility, which has a floating interest rate component. We use interest rate derivative instruments to manage our exposure to fluctuations in these variable interest rate components.
As of June 30, 2024 and December 31, 2023, we had $1.8 billion and $1.8 billion, respectively, outstanding under the ABL Facility and $1.0 billion and $1.2 billion, respectively, outstanding and effective notional amounts of floating to fixed interest rate swaps, which we attribute to our borrowings under our ABL Facility. Excluding the effect of interest rate swaps, the average annualized interest rate incurred on the ABL Facility for borrowings during the six months ended June 30, 2024, was approximately 7.93%. We estimate that a 1.0% increase in the applicable average interest rate for the six months ended June 30, 2024, would have resulted in an estimated $8.0 million increase in ABL-related interest expense.
Counterparty Risk
Our credit exposure generally relates to receivables for services provided and a counterparty’s failure to meet its obligations under a derivatives contract with the Company. If any significant customer of ours should have credit or financial problems resulting in a delay or failure to pay the amount due, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, if any significant vendor of ours should have financial problems or operational delays, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, an affiliate of one of our customers in the Powder River Basin has been undergoing a bankruptcy proceeding since 2019. Such customer has from time to time been late in remitting payment for our Contract Services, which we have continued to deliver, and we are pursuing prompt payment of the amount owed. We do not expect the amount owed presents any material concentration risk.
The Company uses credit and other financial criteria to evaluate the credit standing of, and to select, counterparties to its derivative instruments. Although the Company does not obtain collateral or otherwise secure the fair value of its derivative instruments, associated credit risk is mitigated by the Company’s risk management policies and procedures.
Concentration Risk
For the six months ended June 30, 2024, and year ended December 31, 2023, our four largest customers accounted for approximately 34% and 37%, respectively, of our recurring revenues, with no single customer accounting for more than 14% for either ending period. If any significant customer of ours should discontinue their relationship with us, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Commodity Price Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or oil in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. However, the demand for our Contract Services depends upon the continued demand for, and production of, natural gas and oil. Sustained low natural gas or oil prices over the long term could result in a decline in the production of natural gas or oil, which could result in reduced demand for our Contract Services.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2024, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2024.
As disclosed in Note 2. Acquisition in Part I, Item 1, Notes to Condensed Consolidated Financial Statements of this Form 10-Q, Kodiak acquired CSI Compressco on April 1, 2024. The total revenues of CSI Compressco represented approximately 31% of the total revenues as shown on our condensed consolidated financial statements for the three months ended June 30, 2024 and CSI Compressco’s total assets constituted approximately 23% of total assets as shown on our condensed consolidated financial statements for the same period. Kodiak is currently integrating CSI Compressco into our overall internal control over financial reporting process and, consistent with interpretive guidance issued by the Staff of the Securities and Exchange Commission, is excluding the business from our assessment of internal control over financial reporting as of June 30, 2024. In accordance with such guidance, an assessment of recent business combinations may be omitted from management’s assessment of internal control over financial reporting for one year following the acquisition.
Changes in Internal Control Over Financial Reporting
As noted above, we acquired CSI Compressco on April 1, 2024. We are integrating CSI Compressco into our overall internal control over financial reporting process. At this time, we anticipate that the scope of our assessment of our internal control over financial reporting for our fiscal year ending December 31, 2024 will exclude CSI Compressco’s internal control over financial reporting.
Other than as set forth above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
From time to time, we and our subsidiaries may be involved in various claims and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows. See the subsection titled “Sales Tax Contingency” in Note 14 (“Commitments and Contingencies”) to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this Report for more information on certain litigation.
Item 1A.    Risk Factors.
Notwithstanding the below risk factor updates, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
The failure to successfully combine the businesses of Kodiak and CSI Compressco may adversely affect Kodiak’s future results, which may adversely affect the value of the shares of common stock and OpCo Units.
If Kodiak’s and CSI Compressco’s businesses are not successfully integrated, the anticipated benefits of the CSI Acquisition may not be realized fully or at all or may take longer to realize than expected. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the CSI Acquisition.
Kodiak and CSI Compressco, including their respective subsidiaries, operated independently until the completion of the CSI Acquisition. It is possible that the integration process could result in the loss of key employees, as well as the disruption of each company’s ongoing businesses or inconsistencies in their standards, controls, procedures and policies. Any or all of those occurrences could adversely affect Kodiak’s ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the CSI Acquisition. Integration efforts between the two companies will also continue to divert management attention and resources. These integration matters could have an adverse effect on Kodiak.
The U.S. federal income tax treatment of distributions on common stock to a U.S. holder will depend upon Kodiak’s tax attributes and the U.S. holder’s tax basis in the common stock, which are not necessarily predictable and can change over time.
Distributions of cash or other property on common stock, if any, will constitute dividends for U.S. federal income tax purposes to the extent paid from Kodiak’s current or accumulated earnings and profits, as determined under U.S. federal income tax principles. To the extent those distributions exceed Kodiak’s current and accumulated earnings and profits, the distributions will be treated as a non-taxable return of capital to the extent of the U.S. holder’s tax basis in its shares of common stock and thereafter as capital gain from the sale or exchange of such shares. Also, if any U.S. holder sells shares of common stock, the U.S. holder will recognize a gain or loss equal to the difference between the amount realized and the U.S. holder’s tax basis in such shares.
To the extent that the amount of Kodiak’s distributions is treated as a non-taxable return of capital as described above, such distribution will reduce the U.S. holder’s tax basis in its shares of common stock. Consequently, such excess distributions will result in a corresponding increase in the amount of gain, or a corresponding decrease in the amount of loss, recognized by the U.S. holder upon the sale of shares of common stock or subsequent distributions with respect to such shares. Additionally, with regard to U.S. corporate holders of common stock, to the extent that a distribution on common stock exceeds both Kodiak’s current and accumulated earnings and profits and such U.S. holder’s tax basis in such shares, such U.S. holders would be unable to utilize the corporate dividends-received deduction (to the extent it would otherwise be applicable to such U.S. holder) with respect to the gain resulting from such excess distribution.
The redemption of OpCo Units held by Electing Unitholders is expected to be a taxable transaction for U.S. federal income tax purposes, and the amount of gain, if any, recognized upon a subsequent redemption of OpCo Units could be greater than expected and/or greater than the gain that an Electing Unitholder would have recognized if such Electing Unitholder had instead received common stock pursuant to the CSI Acquisition.
Unitholders who received OpCo Units in the CSI Acquisition have a redemption right with respect to such units, subject to Kodiak’s call right. Exchanges or redemptions of OpCo Units pursuant to the redemption right or call right are expected to be treated for U.S. federal income tax purposes as a sale of such units to Kodiak in a taxable transaction in exchange for the shares of common stock or cash received with respect to such exchanges or redemptions. If such treatment applies, an Electing Unitholder who receives common stock (or cash) in exchange for OpCo Units will recognize gain or loss for U.S.

federal income tax purposes equal to the difference between such unitholder’s amount realized and adjusted tax basis in the OpCo Units redeemed. The amount of any such gain or loss recognized by such an Electing Unitholder as a result of a redemption will vary depending on each Electing Unitholder’s particular situation at the time of such redemption, including the value of the common stock (or the amount of cash) received by such Electing Unitholder in the redemption, the adjusted tax basis of the OpCo Units immediately prior to the redemption exceeds such Electing Unitholder’s adjusted tax basis in its OpCo Units redeemed (i.e., such Electing Unitholder’s negative tax basis capital account, if any), and the amount of any suspended passive losses that may be available to a particular unitholder to offset a portion of the gain recognized by the Electing Unitholder. The amount of such gain could be substantial and could be materially different than the gain, if any, that would be recognized by an Electing Unitholder had such Electing Unitholder not elected to receive OpCo Units in the CSI Acquisition and received common stock instead.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
On April 1, 2024, in connection with the CSI Acquisition, the Company issued 5,562,273 shares of Series A Preferred Stock to the Electing Unitholders. The foregoing securities were issued pursuant to the exemption from registration provided by Section (4)(a)(2) of the Securities Act of 1933, as amended. See Note 2 (“Acquisition”) to the Company’s condensed consolidated financial statements.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not Applicable.
Item 5.    Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2024, none of our directors or “officers” (as such term is defined in Rule16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Item 6.    Exhibits.

Exhibit Number	Description

2.1†
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

4.3	Registration Rights Agreement, dated as of April 1, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2024).

10.1
Sixth Amended and Restated Limited Liability Company Agreement of Kodiak Gas Services, LLC, dated as of April 1, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2024).

14.1*	Code of Business Conduct, as amended on May 8, 2024

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________
*Filed herewith.
**Furnished herewith.
†    Schedules (or similar attachments) have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules (or similar attachments) upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kodiak Gas Services, Inc.

Date: August 13, 2024	By:	/s/ John B. Griggs
John B. Griggs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 13, 2024	By:	/s/ Ewan W. Hamilton
Ewan W. Hamilton
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)