Form 10-Q
period 2024-09-30
Kodiak Gas Services, Inc.
filed 2024-11-07
CIK 1767042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2024, the registrant had 87,569,679 shares of common stock, par value $0.01 per share, outstanding.

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
•Renewal of insurance;
•The effectiveness of our disclosure controls and procedures; and
•Such other factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Report.
Any forward-looking statement made by us in this Report is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	As of September 30, 2024	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$7,434	$5,562
Accounts receivable, net	280,436	113,192
Inventories, net	118,085	76,238
Fair value of derivative instruments	4,110	8,194
Contract assets	13,491	17,424
Prepaid expenses and other current assets	19,801	10,353
Total current assets	443,357	230,963
Property, plant and equipment, net	3,406,325	2,536,091
Operating lease right-of-use assets, net	54,489	33,716
Finance lease right-of-use assets, net	4,702	—
Goodwill	413,532	305,553
Identifiable intangible assets, net	161,263	122,888
Fair value of derivative instruments	5,121	14,256
Deferred tax assets	17	—
Other assets	3,202	639
Total assets	$4,492,008	$3,244,106
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$85,848	$49,842
Accrued liabilities	192,762	97,078
Contract liabilities	70,178	63,709
Total current liabilities	348,788	210,629
Long-term debt, net of unamortized debt issuance cost	2,595,398	1,791,460
Operating lease liabilities	50,491	34,468
Finance lease liabilities	2,737	—
Deferred tax liabilities	94,231	62,748
Other liabilities	3,971	2,148
Total liabilities	3,095,616	2,101,453
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares of preferred stock authorized, 5,562,273 and zero shares issued and outstanding as of September 30, 2024, and December 31, 2023, respectively	56	—
Common stock, par value $0.01 per share; 750,000,000 shares of common stock authorized, 84,509,612 and 77,400,000 shares of common stock issued as of September 30, 2024, and December 31, 2023, respectively	845	774
Additional paid-in capital	1,159,431	963,760
Treasury stock, at cost; 1,000,000 and zero shares held as of September 30, 2024, and December 31, 2023, respectively	(25,000)	—
Noncontrolling interest	149,846	—
Retained earnings	111,214	178,119
Total stockholders’ equity	1,396,392	1,142,653
Total liabilities and stockholders’ equity	$4,492,008	$3,244,106
See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Contract Services	$284,313	$186,673	$753,962	$545,989
Other Services	40,334	44,310	95,830	78,412
Total revenues	324,647	230,983	849,792	624,401
Operating expenses:
Cost of operations (exclusive of depreciation and amortization shown below):
Contract Services	96,617	65,470	261,832	193,257
Other Services	32,674	38,820	78,294	65,907
Depreciation and amortization	73,452	46,087	189,859	136,414
Long-lived asset impairment	9,921	—	9,921	—
Selling, general and administrative	35,528	19,648	120,279	46,171
(Gain) loss on sale of property, plant and equipment	10,376	—	9,203	(721)
Total operating expenses	258,568	170,025	669,388	441,028
Income from operations	66,079	60,958	180,404	183,373
Other income (expenses):
Interest expense, net	(53,991)	(39,710)	(145,864)	(182,030)
Loss on extinguishment of debt	—	(6,757)	—	(6,757)
Gain (loss) on derivatives	(20,327)	15,141	6,227	42,080
Other income (expense), net	(156)	38	(6)	39
Total other expenses, net	(74,474)	(31,288)	(139,643)	(146,668)
Income (loss) before income taxes	(8,395)	29,670	40,761	36,705
Income tax expense (benefit)	(2,184)	7,904	10,027	9,765
Net income (loss)	(6,211)	21,766	30,734	26,940
Net income (loss) attributable to noncontrolling interests	(563)	—	(78)	—
Net income (loss) attributable to common shareholders	$(5,648)	$21,766	$30,812	$26,940
Earnings (loss) per share attributable to common shareholders:
Basic earnings (loss) per share	$(0.07)	$0.28	$0.36	$0.41
Diluted earnings (loss) per share	$(0.07)	$0.28	$0.33	$0.41
Basic weighted average shares of common stock outstanding	84,292,083	76,731,868	81,774,211	64,954,244
Diluted weighted average shares of common stock outstanding	84,292,083	76,899,483	88,345,983	65,121,859
See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Common Shares		Preferred Shares		Additional Paid- In Capital	Treasury Shares		Retained Earnings	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, January 1, 2023	59,000,000	$590	—	$—	$33,189	—	$—	$195,314	$—	$229,093
Equity compensation - profits interests	—	—	—	—	(193)	—	—	879	—	686
Net loss	—	—	—	—	—	—	—	(12,343)	—	(12,343)
Balance, March 31, 2023	59,000,000	$590	—	$—	$32,996	—	$—	$183,850	$—	$217,436
Distribution to parent	—	—	—	—	(33,189)	—	—	(9,111)	—	(42,300)
Equity compensation	—	—	—	—	193	—	—	29	—	222
Net income	—	—	—	—	—	—	—	17,517	—	17,517
Balance, June 30, 2023	59,000,000	$590	—	$—	$—	—	$—	$192,285	$—	$192,875
Proceeds from initial public offering, net of underwriter discount	18,400,000	184	—	—	277,656	—	—	—	—	277,840
Offering costs	—	—	—	—	(10,823)	—	—	—	—	(10,823)
Debt novation	—	—	—	—	687,590	—	—	—	—	687,590
Equity compensation - profits interests	—	—	—	—	—	—	—	502	—	502
Equity compensation - Omnibus Plan	—	—	—	—	2,042	—	—	—	—	2,042
Net income	—	—	—	—	—	—	—	21,766	—	21,766
Balance, September 30, 2023	77,400,000	$774	—	$—	$956,465	—	$—	$214,553	$—	$1,171,792

Balance, January 1, 2024	77,400,000	$774	—	$—	$963,760	—	$—	$178,119	$—	$1,142,653
Equity compensation - profits interests, net of forfeitures	—	—	—	—	—	—	—	161	—	161
Equity compensation - Omnibus Plan, net of forfeitures	—	—	—	—	2,687	—	—	—	—	2,687
Offering costs	—	—	—	—	(421)	—	—	—	—	(421)
Dividends and dividends equivalents paid to stockholders ($0.38 per common share)	—	—	—	—	—	—	—	(30,052)	—	(30,052)
Restricted Stock Units vested under the Omnibus Plan, net of 14,698 shares withheld for taxes	34,577	—	—	—	(294)	—	—	—	—	(294)
Net income	—	—	—	—	—	—	—	30,232	—	30,232
Other	—	—	—	—	—	—	—	7	—	7
Balance, March 31, 2024	77,434,577	$774	—	$—	$965,732	—	$—	$178,467	$—	$1,144,973
Issuance of common shares for business acquisition	6,785,712	68	—	—	188,099	—	—	—	—	188,167
Issuance of preferred shares and noncontrolling interest for business acquisition	—	—	5,562,273	56	(124)	—	—	—	154,186	154,118
Equity compensation - profits interests, net of forfeitures	—	—	—	—	—	—	—	21	—	21
Equity compensation - Omnibus Plan, net of forfeitures	—	—	—	—	4,963	—	—	—	327	5,290
Offering costs	—	—	—	—	(741)	—	—	—	—	(741)
Dividends and dividends equivalents paid to stockholders ($0.38 per common share)	—	—	—	—	—	—	—	(32,796)	—	(32,796)
Restricted Stock Units vested under the Omnibus Plan, net of 13,592 shares withheld for taxes	92,071	1	—	—	(104)	—	—	—	—	(103)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(2,460)	(2,460)
Net income	—	—	—	—	—	—	—	6,228	485	6,713
Other	—	—	—	—	(90)	—	—	300	(9)	201
Balance, June 30, 2024	84,312,360	$843	5,562,273	$56	$1,157,735	—	$—	$152,220	$152,529	$1,463,383
Equity compensation - profits interests, net of forfeitures	—	—	—	—	—	—	—	21	—	21
Equity compensation - Omnibus Plan, net of forfeitures	—	—	—	—	3,641	—	—	—	243	3,884
Dividends and dividends equivalents paid to stockholders ($0.41 per common share)	—	—	—	—	—	—	—	(35,297)	—	(35,297)
Restricted Stock Units vested under the Omnibus Plan, net of 79,205 shares withheld for taxes	197,252	2	—	—	(2,371)	—	—	—	—	(2,369)
Net effect on deferred taxes and taxes payable related to the vesting of restricted stock	—	—	—	—	418	—	—	—	—	418
Repurchase of common shares	—	—	—	—	—	1,000,000	(25,000)	—	—	(25,000)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(2,421)	(2,421)
Net loss	—	—	—	—	—	—	—	(5,648)	(563)	(6,211)
Other	—	—	—	—	8	—	—	(82)	58	(16)
Balance, September 30, 2024	84,509,612	$845	5,562,273	$56	$1,159,431	1,000,000	$(25,000)	$111,214	$149,846	$1,396,392
See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$30,734	$26,940
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	189,859	136,414
Long-lived asset impairment	9,921	—
Equity compensation expense	12,064	3,452
Amortization of debt issuance costs	8,079	11,260
Non-cash lease expense	3,164	3,132
Provision for credit losses	4,625	2,047
Inventory reserve	476	375
(Gain) loss on sale of property, plant and equipment	9,203	(721)
Change in fair value of derivatives	13,219	13,551
Deferred tax provision	4,821	6,312
Loss on extinguishment of debt	—	4,359
Changes in operating assets and liabilities, exclusive of effects of business acquisition:
Accounts receivable	(126,941)	(21,371)
Inventories	(7,895)	1,174
Contract assets	3,934	(6,053)
Prepaid expenses and other current assets	(747)	(3,733)
Accounts payable	40,204	3,257
Accrued and other liabilities	9,593	8,497
Contract liabilities	5,068	14,807
Other assets	121	—
Net cash provided by operating activities	209,502	203,699
Cash flows from investing activities:
Net cash acquired in acquisition of CSI Compressco LP	9,458	—
Purchase of property, plant and equipment	(263,719)	(145,573)
Proceeds from sale of property, plant and equipment and sale of entity	14,977	1,055
Other	(35)	(45)
Net cash used in investing activities	(239,319)	(144,563)
Cash flows from financing activities:
Borrowings on debt instruments	2,297,435	756,418
Payments on debt instruments	(2,114,013)	(1,021,556)
Principal payments on other borrowings	(3,721)	—
Payment of debt issuance cost	(16,346)	(32,759)
Dividends paid to stockholders	(97,506)	—
Repurchase of common shares	(25,000)	—
Principal payments on finance leases	(870)	—
Proceeds from initial public offering, net of underwriter discounts	—	277,840
Offering costs	(1,162)	(9,247)
Loss on extinguishment of debt	—	(1,835)
Cash paid for shares withheld to cover taxes	(2,665)	—
Net effect on deferred taxes and taxes payable related to the vesting of restricted stock	418	—
Distribution to parent	—	(42,300)
Distributions to noncontrolling interest	(4,881)	—
Net cash provided by (used in) financing activities	31,689	(73,439)
Net increase (decrease) in cash and cash equivalents	1,872	(14,303)
Cash and cash equivalents - beginning of period	5,562	20,431
Cash and cash equivalents - end of period	$7,434	$6,128
Supplemental cash disclosures:
Cash paid for interest	$106,463	$173,006
Cash paid for taxes	$10,333	$5,946
Supplemental disclosure of non-cash investing activities:
(Increase) decrease in accrued capital expenditures	$2,961	$(6,498)
Supplemental disclosure of non-cash financing activities:
Dividends equivalent	$687	$—
Issuance of common shares in acquisition of CSI Compressco LP	$188,167	$—
Issuance of preferred shares and noncontrolling interest in acquisition of CSI Compressco LP	$154,118	$—
Non-cash debt novation	$—	$(689,829)
Non-cash loss on extinguishment of debt	$—	$(563)
Non-cash offering costs	$—	$(792)
See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Organization and Description of Business
Kodiak Gas Services, Inc. (the “Company” or “Kodiak”) is an operator of contract compression infrastructure and related services in the U.S. The Company operates compression units under fixed-revenue contracts with upstream and midstream customers. The Company formerly managed its business through two operating segments: Compression Operations and Other Services. After the acquisition of CSI Compressco LP (“CSI Compressco” and such acquisition, the “CSI Acquisition”) on April 1, 2024, the Company manages its business through the following two operating segments: Contract Services and Other Services and operates predominantly in the U.S., with international subsidiaries that have limited operations in Mexico, Argentina and Chile. Contract Services consists of operating Company-owned compression, customer-owned compression, and gas treating and cooling infrastructure, pursuant to fixed-revenue contracts, to enable the production, gathering and transportation of natural gas and oil. Other Services consists of station construction, maintenance and overhaul, freight and crane charges, part sales and other time and material-based offerings.
Kodiak operates its business and the majority of the Company’s assets and liabilities under its subsidiary Kodiak Gas Services, LLC (“Kodiak Services”). Kodiak is the primary beneficiary of Kodiak Services, which is a variable interest entity, since the Company has the power to direct the activities that most significantly impact Kodiak Services’ economic performance and the Company has the right (and obligation) to receive benefits (and absorb losses) of Kodiak Services that could be potentially significant to the Company.
See Note 20 (“Segments”) to the Company’s condensed consolidated financial statements.
2. Acquisitions and Divestitures
Merger with CSI Compressco
On April 1, 2024, the Company completed the acquisition of 100% of the issued and outstanding partnership interests of CSI Compressco pursuant to the terms of the Merger Agreement, dated December 19, 2023 (the “Merger Agreement”), for total consideration of $342.3 million, consisting of the issuance of the equity shares in the CSI Acquisition. CSI Compressco provided contract services related to the exploration and production of oil and natural gas, including natural gas compression services and treating services, and provided aftermarket services and compressor package parts and components manufactured by third-party suppliers. Strategically, the CSI Acquisition is expected to afford us the opportunity to capture significant synergies associated with our product and service offerings, further penetrate new and existing markets, and achieve administrative efficiencies and other strategic benefits.
Under the Merger Agreement, CSI Compressco unitholders received 0.086 shares of common stock, par value $0.01 per share, of Kodiak (“common stock”) for each CSI Compressco common unit owned, and certain CSI Compressco unitholders meeting specified requirements (the “Electing Unitholders”) elected to receive limited liability company units (“OpCo Units”) representing economic interests in Kodiak’s subsidiary, Kodiak Services (along with an equal number of shares of Kodiak’s non-economic voting preferred stock), for each CSI Compressco common unit they held. Each OpCo Unit will be redeemable at the option of the holder for (i) one share of common stock (along with cancellation of a corresponding share of preferred stock) or (ii) cash at Kodiak Services’ election, following a 180 days post-closing lock-up and subject to certain conditions. On or after April 1, 2029, Kodiak shall have the right to effect redemption of such OpCo Units. The OpCo Units represent and will be accounted for as noncontrolling interests in Kodiak Services. Each share of preferred stock entitles the holder to one vote per share, voting proportionally with holders of common stock. The preferred stock lacks economic benefits beyond its par value of $0.01 per share (with a maximum value of $50,000), as it does not participate in earnings or cash dividends of Kodiak. Rather, it solely represents a voting share. Pursuant to the Merger Agreement, the Company issued 6,785,712 shares of common stock and 5,562,273 shares of preferred stock (with an equal number of OpCo Units) with an estimated fair value of $342.3 million based on the Company’s stock price on April 1, 2024 of $27.72.
Additionally, subsequent to the close of the CSI Acquisition, the Company used additional draws on the ABL Facility (see Note 10 for further description) of $651.8 million to repay, terminate and/or redeem all of CSI Compressco’s existing outstanding indebtedness, except for certain equipment financing obligations, and pay fees and expenses related to the 2029 Senior Notes offering (see Note 10) and the CSI Acquisition.
Our preliminary allocation of the purchase price to the estimated fair value of the CSI Compressco net assets is as follows (in thousands):

Fair value of consideration transferred	$342,285

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$9,458
Receivables	48,890
Inventory	40,738
Prepaid expenses & other current assets	8,738
Intangible assets	47,502
Property, plant and equipment	813,783
Right of use assets	26,044
Deferred tax assets	17
Other non-current assets	3,110
Total assets acquired	998,280

Deferred tax liabilities	27,938
Long term debt	627,953
Other current liabilities	86,212
Other non-current liabilities	21,871
Total liabilities assumed	763,974

Total identifiable assets acquired less liabilities assumed	$234,306

Goodwill acquired	$107,979
The allocation of purchase price to CSI Compressco’s net assets and liabilities as of April 1, 2024, is preliminary and subject to the potential identification of additional assets and contingencies or revisions to the deferred income taxes or fair value calculations. As a result, the fair value may be subject to adjustments pending completion of final valuations and post-closing adjustments, and the final purchase price allocation could differ materially from the preliminary allocation above. Actual purchase price allocation amounts will be disclosed in subsequent filings. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The methodologies used, and key assumptions made, were based on a combination of the income approach, market approach, and cost approach. During the nine months ended September 30, 2024, we recognized measurement period adjustments of $10.1 million, primarily related to updated valuations of property, plant and equipment, intangible assets, and deferred tax liabilities. The measurement period adjustment increased goodwill acquired from $97.8 million to $108.0 million.
The fair value of the assets acquired and liabilities assumed are categorized in the following levels:
Level 1 - Cash and cash equivalents; based on observable inputs such as quoted prices in active markets at the measurement date for identical assets or liabilities.
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
Level 3 - Intangible assets, property, plant and equipment; based on unobservable inputs for which there is little or no market data and which assumption are made about how market participants would price the assets or liabilities. The Company used a combination of the income, cost and market approaches based on various assumptions and inputs.

The preliminary allocation of purchase price includes approximately $108.0 million allocated to nondeductible goodwill and is supported by the strategic benefits (discussed above) expected to be generated from the CSI Acquisition. The assessment of assigning goodwill to our respective segments is not complete as of the issuance date of our condensed consolidated financial statements. The acquired property, plant and equipment is stated at fair value, and depreciation on the acquired property, plant and equipment is computed using the straight-line method over the estimated remaining useful lives of each asset in line with the Company’s polices. The acquired intangible assets as of the CSI Acquisition date represent approximately $41.1 million for customer relationships, and $6.4 million for the trademarks/trade names that are stated at estimated fair value and are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 15 years.
For the three and nine months ended September 30, 2024, our revenues include $87.9 million and $182.7 million, respectively, associated with the CSI Acquisition after the closing on April 1, 2024. It is impracticable to determine the earnings recorded in the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2024 as we initiated the integration of a substantial portion of CSI Compressco into our ongoing operations during the current period. In addition, acquisition-related costs of approximately $2.6 million and $27.8 million were incurred during the three and nine months ended September 30, 2024, respectively, related to external legal fees, transaction consulting fees, and due diligence costs. These costs have been recognized in selling, general and administrative expenses in the condensed consolidated statements of operations.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024 (1)	2023	2024	2023
Revenue	$324,647	$330,690	$946,902	$912,258
Earnings	$(6,211)	$21,647	$35,599	$23,033
(1) No pro forma effect, as amounts included in the condensed consolidated statements of operations.
Sale of Assets
On September 12, 2024, the Company sold certain property, plant and equipment and other assets in the U.S. and our entity in Canada to a third-party buyer. The majority of the operations were included in the Contract Services segment through the date of sale. At the disposal date, total net assets sold were $18.0 million, consisting primarily of compression equipment, inventory, and other assets. Upon disposition, we incurred a loss of $7.0 million included in (gain) loss on sale of property, plant and equipment in our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2024.
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
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which improves reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendments in this update are effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 is to be applied on a retrospective basis. The adoption of this standard will not have a material impact on our disclosures.
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
4. Revenue Recognition
The following table disaggregates the Company’s revenue by type and timing of provision of services or transfer of goods (in thousands):

	Three Months Ended September 30,
	2024	2023
Services provided over time:
Contract Services	$284,313	$184,959
Other Services	16,417	39,096
Total services provided over time	300,730	224,055
Services provided or goods transferred at a point in time:
Contract Services	—	1,714
Other Services	23,917	5,214
Total services provided or goods transferred at a point in time	23,917	6,928
Total revenue	$324,647	$230,983

	Nine Months Ended September 30,
	2024	2023
Services provided over time:
Contract Services	$752,282	$539,575
Other Services	61,684	62,852
Total services provided over time	813,966	602,427
Services provided or goods transferred at a point in time:
Contract Services	1,680	6,414
Other Services	34,146	15,560
Total services provided or goods transferred at a point in time	35,826	21,974
Total revenue	$849,792	$624,401

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
For most of the Company’s construction contracts, the customer contracts with the Company to provide a service of integrating a significant set of tasks and components into a single contract. Hence, the entire contract is accounted for as one performance obligation. The Company recognizes revenue over time as the Company’s performance creates or enhances an asset that the customer, in turn, controls. For construction contracts, revenue is recognized using an input method. Measure of the progress towards satisfaction of the performance obligation is based on the actual amount of labor and material costs incurred. The amount of the transaction price recognized as revenue each reporting period is determined by multiplying the transaction price by the ratio of actual costs incurred to date to total estimated costs expected for the construction services. Payment terms and conditions vary by contract, but contract terms generally include a requirement of payment upon completion of a milestone. Judgment is involved in the estimation of the progress to completion. Any adjustments to the measure of the progress to completion is accounted for on a prospective basis. Changes to the scope of service are recognized as an adjustment to the transaction price in the period in which the change order is agreed upon and executed. Losses on construction contracts, if any, are recognized in the period when the estimated loss is determined. There have been no losses recognized in the three and nine months ended September 30, 2024 and 2023, respectively.
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
Contract Assets and Liabilities
The Company recognizes a contract asset when the Company has the right to consideration in exchange for goods or services transferred to a customer. Contract assets are transferred to trade receivables when the Company has the right to bill. The Company had contract assets of $13.5 million and $17.4 million as of September 30, 2024, and December 31, 2023, respectively. There was a $3.6 million contract asset balance as of January 1, 2023.
The Company records contract liabilities when cash payments are received or due in advance of performance. The Company’s contract liabilities were $70.2 million and $63.7 million as of September 30, 2024, and December 31, 2023. As of January 1, 2024, and January 1, 2023, the beginning balances for contract liabilities were $63.7 million and $57.1 million, all of which was recognized as revenue in the nine months ended September 30, 2024, and September 30, 2023, respectively.
Performance Obligations
As of September 30, 2024, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to the Company’s revenue for the Contract Services segment is $1.4 billion.
The Company expects to recognize these remaining performance obligations as follows (in thousands):

	Remainder of 2024	2025	2026	2027	2028 and thereafter	Total
Remaining performance obligations	$241,230	$640,751	$358,243	$123,175	$27,326	$1,390,725
As of September 30, 2024, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to the Company’s revenue for the Other Services segment is $20.7 million, of which $9.8 million is expected to be recognized by December 31, 2024.
5. Accounts Receivable, net
Accounts receivable, net consist of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023
Accounts receivable	$293,026	$121,242
Less: allowance for credit losses	12,590	8,050
Accounts receivable, net	$280,436	$113,192
The allowances for credit losses were $12.6 million and $8.0 million as of September 30, 2024, and December 31, 2023, respectively, which represents the Company’s best estimate of the amount of probable credit losses included within the Company’s existing accounts receivable balance. For the nine months ended September 30, 2024 the Company recorded a net increase in the allowance for credit losses of $4.5 million.
The changes in the Company’s allowance for credit losses are as follows (in thousands):

Allowances for Credit Losses
Balance at January 1, 2023	$949
Current-period provision for expected credit losses	7,101
Write-offs charged against allowance	—
Balance at December 31, 2023	$8,050
Current-period provision for expected credit losses	4,625
Write-offs charged against allowance	(85)
Balance at September 30, 2024	$12,590

6. Inventories, net
Inventories consist of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023
Non-serialized parts	$97,529	$62,784
Serialized parts	20,556	13,454
Total inventories, net	$118,085	$76,238
7. Property, Plant and Equipment, net
Property, plant and equipment, net consist of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023
Compression equipment	$4,135,178	$3,166,214
Field equipment	92,190	19,286
Buildings and shipping containers	16,418	11,942
Technology hardware and software	14,828	11,161
Trailers and vehicles	14,342	9,885
Leasehold improvements	11,301	8,093
Furniture and fixtures	2,613	2,053
Land	1,748	743
Other	217	374
Total property, plant and equipment, gross	4,288,835	3,229,751
Less: accumulated depreciation and impairment	(882,510)	(693,660)
Property, plant and equipment, net	$3,406,325	$2,536,091
Depreciation expense was $69.0 million and $179.6 million for the three and nine months ended September 30, 2024, respectively, and is recorded within depreciation and amortization on the accompanying condensed consolidated statements of operations. Depreciation expense was $43.7 million and $129.3 million for the three and nine months ended September 30, 2023, respectively.
8. Goodwill and Identifiable Intangible Assets, net
The increase in goodwill from December 31, 2023 to September 30, 2024, is attributable to the CSI Acquisition. See Note 2 (“Acquisitions and Divestitures”) for more details. The change in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2024, is preliminary and subject to change. Actual allocation by segment will be disclosed in subsequent filings.
Change in carrying amount of goodwill is shown below (in thousands):

Goodwill
Balance as of December 31, 2023	$305,553
Acquisition of CSI Compressco	97,837
Measurement period adjustment	10,142
Balance as of September 30, 2024	$413,532

The Company’s identifiable intangible assets consist of the following as of September 30, 2024, and December 31, 2023 (in thousands):

	As of September 30, 2024
	Original Cost	Accumulated Amortization	Net Amount	Remaining Weighted Average Amortization Period (years)	Remaining Weighted Average Amortization Period (years) for acquired intangibles
Trade name	$19,400	$(4,308)	$15,092	10.8	4.5
Customer relationships	191,100	(44,929)	146,171	12.9	14.7
Total identifiable intangible assets	$210,500	$(49,237)	$161,263

	As of December 31, 2023
	Original Cost	Accumulated Amortization	Net Amount	Remaining Weighted Average Amortization Period (years)
Trade name	$13,000	$(3,181)	$9,819	15.1
Customer relationships	150,000	(36,931)	113,069	12.8
Total identifiable intangible assets	$163,000	$(40,112)	$122,888
Amortization expense was $3.7 million and $9.1 million for the three and nine months ended September 30, 2024, and is recorded within depreciation and amortization on the condensed consolidated statements of operations. Amortization expense was $2.4 million and $7.1 million for the three and nine months ended September 30, 2023, respectively.

As of September 30, 2024, the following is a summary of future minimum amortization expense for identified intangible assets (in thousands):

Amount
Years ending December 31,
Remainder of 2024	$3,430
2025	13,494
2026	13,494
2027	13,494
2028	13,494
Thereafter	103,857
Total	$161,263
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
For the three and nine months ended September 30, 2024, we determined that certain events occurred to a group of non-operating compression units associated with a certain customer in bankruptcy that indicated the carrying value of assets may not be recoverable. As a result, we recorded an impairment of compression equipment of $9.9 million for the three and nine months ended September 30, 2024. No impairment was recorded, and no triggering events were identified for the three and nine months ended September 30, 2023.
10. Debt and Credit Facilities
Debt consists of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023
ABL Facility	$1,891,719	$1,830,346
2029 Senior Notes	750,000	—
Total debt outstanding	2,641,719	1,830,346
Less: unamortized debt issuance cost	(46,321)	(38,886)
Long-term debt, net of unamortized debt issuance cost	2,595,398	1,791,460
Other borrowings	7,652	—
Total long-term debt and other borrowings	$2,603,050	$1,791,460
ABL Facility
On March 22, 2023, wholly owned subsidiaries of Kodiak entered into the Fourth Amended and Restated Credit Agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended or restated from time to time, the “ABL Credit Agreement” or “ABL Facility”), which mainly served to extend the maturity date from

June 2024 to March 2028. The total commitments under the facility are $2.2 billion. As of September 30, 2024, there were $2.4 million in letters of credit outstanding under the ABL Facility.
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
The ABL Facility is a “revolving credit facility” that includes a lockbox arrangement whereby, under certain events, remittances from customers are forwarded to a bank account controlled by the administrative agent and are applied to reduce borrowings under the facility. One such event occurs if availability under the ABL Credit Agreement falls below a specified threshold (i.e., the greater of $200 million or 10% of the aggregate commitments at the time of measurement). As of September 30, 2024, and December 31, 2023, availability under the ABL Facility was in excess of the specified threshold, and, as such, the entire balance was classified as long-term in accordance with its maturity.
Third Amendment to Fourth Amended and Restated Credit Agreement
On January 22, 2024, Kodiak entered into the Third Amendment to the ABL Credit Agreement (the “Third Amendment”). The Third Amendment, among other things, amended certain provisions of the ABL Facility (i) to accommodate the consummation of the transactions contemplated by the Merger Agreement (see Note 2 - “Acquisitions and Divestitures”) and (ii) to account for the Company’s organizational structure after giving effect to the transactions contemplated by the Merger Agreement. Lender fees and costs totaling $2.9 million were incurred related to the Third Amendment and will be amortized over the life of the loan to interest expense.
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
The weighted average interest rate as of September 30, 2024, and December 31, 2023, was 7.64% and 8.08%, respectively, excluding the effect of interest rate swaps. The Company pays an annualized commitment fee of 0.25% on the unused portion of its ABL Facility if borrowings are greater than 50% of total commitments and 0.50% on the unused portion of the ABL Facility if borrowings are less than 50% of total commitments.
All obligations under the ABL Facility are collateralized by essentially all the assets of the Company. We were in compliance with all covenants as of September 30, 2024, and December 31, 2023.
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
The indenture governing the Company’s 2029 Senior Notes contain covenants that, among other things, limit the Company’s ability to create liens securing certain indebtedness, enter into certain sale-leaseback transactions, or consolidate, merge or transfer certain assets. The covenants are subject to a number of important exceptions and qualifications. The Company was in compliance with these covenants at September 30, 2024. Fees and costs totaling $13.4 million were incurred related to the 2029 Senior Notes and will be amortized over the life of the loan to interest expense.
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
On June 29, 2023, the Company terminated all interest rate swaps and collars attributable to the Term Loan, recognized a gain on derivatives and received cash of $25.8 million for the nine months ended September 30, 2023 (the “Term Loan Derivative Settlement”). On July 3, 2023, in connection with the IPO, the Company used the net proceeds from the IPO, together with the proceeds resulting from the Term Loan Derivative Settlement and borrowings under the ABL Facility, to repay $300 million of borrowings outstanding under the Term Loan. Additionally, a subsidiary of Kodiak entered into a Novation, Assignment and Assumption Agreement (“Novation Agreement”) with Frontier TopCo Partnership, L.P. (“Kodiak Holdings”), an affiliate of EQT AB and holder of record of Kodiak Gas Services, Inc. common stock, pursuant to which all of the Company’s remaining obligations under the Term Loan were assumed by Kodiak Holdings, and the Company’s obligations thereunder were terminated. The Company is no longer a borrower or guarantor and is not otherwise obligated with respect to the debt outstanding under the Term Loan. As part of the $300 million repayment of the Term Loan, unamortized debt issuance costs of $4.4 million and fees of $2.4 million were recorded to loss on extinguishment for the year ended December 31, 2023. The carrying value of the Term Loan novated under the Novation Agreement of $689.8 million (comprised of $700.0 million of principal balance less $10.2 million of unamortized debt issuance costs) was considered an equity transaction with the parent and recorded to additional paid-in capital in the consolidated statement of stockholder’s equity for the year ended December 31, 2023.

As of September 30, 2024, the scheduled maturities, without consideration of potential mandatory prepayments, of the Company’s long-term debt were as follows (in thousands):

Amount
Years ended December 31,
Remainder of 2024	$—
2025	5,106
2026	2,546
2027	—
2028	1,891,719
Thereafter	750,000
Total	$2,649,371
Debt Issuance Costs
Debt issuance costs of $46.3 million, as of September 30, 2024, are being amortized over the respective terms of the ABL Facility and 2029 Senior Notes. As of December 31, 2023, debt issuance costs of $38.9 million were being amortized over the term of the ABL Facility. Amortization expense related to these costs of $3.1 million and $8.1 million for the three and nine months ended September 30, 2024, respectively, are included in interest expense in the accompanying condensed consolidated statements of operations. Amortization expense was $0.2 million and $11.3 million for the three and nine months ended September 30, 2023, respectively, are included in interest expense in the accompanying condensed consolidated statement of operations.
Other Borrowings
Upon the completion of the CSI Acquisition, the Company has finance agreements with a third party in the amount of $11.4 million to finance certain compression equipment. The notes are payable in monthly installments totaling $0.7 million for 36 months. As of September 30, 2024, amounts due under the finance agreements totaled $7.7 million. The current portion of this amount, $6.6 million, is classified in accrued liabilities and the long-term portion, $1.1 million, is classified in other long-term liabilities on the accompanying condensed consolidated balance sheet.
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

The table below summarizes information related to the notional amount and maturity dates for interest rate swaps at September 30, 2024:

Notional Amount	Effective date	Maturities
$175,000,000	12/14/2022	12/5/2024
$50,000,000	12/14/2022	12/5/2024
$200,000,000	6/16/2022	6/14/2025
$125,000,000	5/2/2024	9/2/2025
$125,000,000	12/6/2024	12/6/2025
$75,000,000	6/15/2022	6/14/2026
$125,000,000	6/22/2022	6/22/2026
$125,000,000	12/6/2024	12/6/2026
$100,000,000	5/2/2024	3/2/2027
$75,000,000	6/14/2022	5/18/2027
$100,000,000	6/16/2022	5/19/2027
$200,000,000	7/8/2022	5/19/2027
$125,000,000	12/6/2024	12/6/2027
The following tables summarize the effects of the Company’s derivative instruments in the condensed consolidated statements of operations (in thousands):

	Location	Three Months Ended September 30,
		2024	2023
Interest rate swaps	Gain (loss) on derivatives	$(20,327)	$15,141
Total gain (loss) on derivatives		$(20,327)	$15,141

	Location	Nine Months Ended September 30,
		2024	2023
Interest rate collars	(Loss) on derivatives	$—	$(569)
Interest rate swaps	Gain on derivatives	6,227	42,649
Total gain on derivatives		$6,227	$42,080
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

The following table summarizes the fair value of the Company’s interest rate swaps, contingent consideration and 2029 Senior Notes (in thousands):

	Carrying Value	As of September 30, 2024
		Level 1	Level 2	Level 3	Total
Interest rate swap- current	$4,110	$—	$4,110	$—	$4,110
Interest rate swap- non-current	5,121	—	5,121	—	5,121
Contingent consideration	3,071	—	—	3,071	3,071
2029 Senior Notes (1)	750,000	—	777,788	—	777,788

	Carrying Value	As of December 31, 2023
		Level 1	Level 2	Level 3	Total
Interest rate swap- current	$8,194	$—	$8,194	$—	$8,194
Interest rate swap- non-current	14,256	—	14,256	—	14,256
Contingent consideration	3,673	—	—	3,673	3,673
(1) Carrying value and fair value exclude the deduction for the unamortized debt issuance costs, see Note 10 (“Debt and Credit Facilities”) for details.

13. Stockholders’ Equity
Holders of the Company’s common stock are entitled to one vote for each share. As of September 30, 2024, and December 31, 2023, there were 84,509,612 and 77,400,000 shares of common stock issued, respectively. In the event of a liquidation, dissolution or winding up, holders of common stock are entitled to receive, ratably, the assets available for distribution to the stockholders after payment of all liabilities.
On July 3, 2023, 16,000,000 shares of common stock were issued and sold as part of the closing of the Company’s Initial Public Offering (“IPO”), resulting in net proceeds of $230.8 million, after deducting expenses and underwriting discounts and commissions payable by the Company. On July 13, 2023, the underwriters exercised in full their option to purchase additional shares of common stock, pursuant to the underwriting agreement relating to the IPO, resulting in the issuance and sale of 2,400,000 shares of common stock. The Company received net proceeds of approximately $36.2 million, after deducting underwriting discounts and commissions payable. The net proceeds of each issuance and sale were used for repayment of existing indebtedness and general corporate purposes. After giving effect to these transactions, Kodiak had 77,400,000 shares of common stock issued and outstanding as of December 31, 2023. On April 1, 2024, 6,785,712 shares of common stock and 5,562,273 of preferred shares were issued in connection with the CSI Acquisition.
Share Repurchases
Pursuant to an agreement between the Company and Kodiak Holdings, on September 11, 2024, the Company repurchased 1,000,000 shares of common stock from Kodiak Holdings in a private transaction at a price of $25.00 per share for an aggregate purchase price of $25 million. The shares of common stock purchased in the Share Repurchase were recorded as treasury stock.
Class B and C Profits Interests
Prior to the IPO, Kodiak Holdings issued incentive awards to certain employees of Kodiak Services in the form of Class B incentive units (“Class B Units”). The Company records stock-based compensation expense associated with the Class B Units because of the employment relationship of the grantees with Kodiak Services.
On March 16, 2019, 61,098.4 Class B Units were authorized under the Kodiak Holdings 2019 Class B Unit Incentive Plan for grants to certain employees and non-employee board members. These Class B Units are intended to constitute “profits interests” for federal income tax purposes, but they constitute a substantive class of equity under GAAP. As of September 30, 2024, and December 31, 2023, there were 60,406.9 authorized Class B Units, and 57,058.5 were outstanding, respectively. There were no Class B Units granted in the nine months ended September 30, 2024 or 2023. Twenty-five percent (25%) of the Class B Units are subject to time vesting (the “Time-Vesting Units”), and the remaining seventy-five percent (75%) of the Class B Units are subject to performance vesting (the “Performance-Vesting Units”). Time-Vesting Units vest in equal annual installments on each of the five anniversaries of the applicable vesting commencement dates, subject to the Class B Unit holder’s continuous service through each of the applicable vesting dates. Performance-Vesting Units vest based on the achievement of certain investor return metrics, subject to the Class B Unit holder’s continuous service through the applicable vesting dates. Holders of Class B Units are entitled to distributions on vested awards in accordance with the Kodiak Holdings distribution waterfall. Class B Units are not subject to any conversion rights other than an automatic conversion to Class C incentive units (“Class C Units”) in connection with certain terminations of employment. Each Class C Unit holder is eligible to receive distributions up to an amount equal to the fair market value of the corresponding converted Class B Unit on the date of conversion. As of September 30, 2024, no material conversions had occurred.
There are no performance hurdles associated with the Time-Vesting Units. The fair value of each incentive award was estimated on its applicable grant date using an option pricing model.
Equity compensation expense is recognized ratably over the vesting period of the awards. During the nine months ended September 30, 2024, and 2023, approximately $0.2 million and $1.4 million, respectively, in equity compensation expense was recognized in selling, general and administrative expenses. During the three months ended September 30, 2024, and 2023, equity compensation expense was approximately $21 thousand and $502 thousand, respectively. As of September 30, 2024, there were 276 unvested Time-Vesting Units, representing $0.1 million in unrecognized equity compensation expense.

Preferred stock
Holders of the Company’s preferred stock are entitled to one vote for each share, voting proportionally with holders of common stock. Preferred stock consists of 50,000,000 authorized shares as of September 30, 2024 and December 31, 2023, of which 5,562,273 and zero were issued and outstanding, respectively. The preferred stock lacks economic benefits beyond its par value of $0.01 per share (with a maximum value of $50,000), as it does not participate in earnings or cash dividends of Kodiak. Rather, it solely represents a voting share. Each preferred stock holds an equal number of OpCo Units, representing economic interests in Kodiak’s subsidiary, Kodiak Services. Each OpCo Unit will be redeemable at the option of the holder for (i) one share of common stock (along with cancellation of a corresponding share of preferred stock) or (ii) cash at Kodiak Services’ election, following a 180 days post-closing lock-up and subject to certain conditions. On or after April 1, 2029, Kodiak shall have the right to effect redemption of such OpCo Units (along with corresponding share of preferred stock). The OpCo Units represent and will be accounted for as noncontrolling interests in Kodiak Services.
2023 Omnibus Incentive Plan
On June 20, 2023, Kodiak’s Board of Directors (the “Board”) authorized and adopted the Kodiak Gas Services, Inc. Omnibus Incentive Plan (the “Omnibus Plan”) for employees, consultants and directors. The Omnibus Plan enables Kodiak’s Board (or a committee authorized by Kodiak’s Board) to award incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards and substitute awards to align the interests of service providers, including the Company’s named executive officers, with those of the Company’s stockholders. A total of 6,375,000 shares of common stock have been reserved for issuance pursuant to awards under the Omnibus Plan. As of September 30, 2024, 2,394,649 shares of common stock have been granted to certain employees, including Kodiak's named executive officers, pursuant to awards under the Omnibus Plan.
Restricted Stock Units
As of September 30, 2024, of the total shares of common stock equity awards granted under the Omnibus Plan, 1,821,007 shares were granted pursuant to awards of time-based restricted stock units (“RSUs”) that vest ratably over a three-year period, subject to continuous service through each vesting date. On May 1, 2024, an additional 33,114 RSUs were granted that vest ratably over a one-year period, subject to continuous service through the vesting date.
On December 8, 2023, the Company provided employees who were eligible to receive cash payments of long-term incentive awards granted in January 2023 under the Company’s 2020 Long-Term Incentive Plan the opportunity to make an election to receive a grant of RSUs that vest ratably over a three-year period in lieu of cash payments, resulting in the grant of 138,430 RSUs.
Performance Stock Units
As of September 30, 2024, 573,642 of the total shares of common stock equity awards granted under the Omnibus Plan were granted pursuant to awards of performance stock units (“PSUs”) that cliff vest at the end of a three-year performance period, with the ultimate number of shares earned and issued ranging from 0 - 190% of the number of shares subject to the PSU award, subject to continuous service through the end of the performance period and other conditions precedent. The performance criteria for the PSUs are a combination of: (1) Discretionary Cash Flow (as defined below, and, which we sometimes refer to as “DCF”) (30% weight); (2) Consolidated Net Leverage Ratio (“CNLR”) (30% weight); (3) Absolute Total Shareholders' Return (“ATSR”) (30% weight); and (4) an ESG Scorecard (10% weight) (each as defined below), in each case, during the applicable performance period.
DCF is calculated based on the three-year cumulative Adjusted EBITDA less net cash taxes, less net cash interest, less maintenance capital expenditures, all as reported in the financial statement reconciliations provided in the Company’s public filings, measured over the performance period. CNLR is calculated as of the last day of the fiscal quarter at the end of the performance period, as the ratio of (a) Total Indebtedness (as defined in the ABL Credit Agreement) minus Cash, in each case, as of such date to (b) LQA Adjusted EBITDA (as defined in the ABL Credit Agreement) for the fiscal quarter ending at the end of the performance period, multiplied by four. ATSR is determined on an annualized basis over the relevant performance period for the beginning and ending 20-day volume-weighted average price, as adjusted for dividends paid.

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
CSI Compressco Long Term Incentive Plan
In connection with the CSI Acquisition, we assumed the CSI Compressco LP Third Amended and Restated 2011 Long Term Incentive Plan (“2011 Plan”) and outstanding unvested RSU awards originally granted by CSI Compressco under 2011 Plan that were held by former CSI Compressco employees continuing their employment with Kodiak post-acquisition. These assumed awards were converted into approximately 127,355 RSU awards under the Omnibus Plan and will vest in accordance with their original terms, generally over 3 years. Awards cancelled or forfeited, and shares withheld to satisfy tax withholding obligations, become available for future issuance.
The following table summarizes award activity under the Omnibus Plan for the nine months ended September 30, 2024 and September 30, 2023:

	RSUs		PSUs
	Number of RSUs	Weighted- Average Price	Number of PSUs	Weighted- Average Price
Outstanding at December 31, 2023	1,079,082	$16.30	311,875	$16.99
Granted	641,014	24.32	261,767	28.88
Vested or exercised	(316,641)	18.50	(6,285)	18.70
Forfeited or cancelled	(189,575)	17.32	(14,231)	19.38
Outstanding at September 30, 2024	1,213,880	$19.80	553,126	$22.54
Restricted stock awards expected to vest	1,213,880	$19.80	553,126	$22.54

	RSUs		PSUs
	Number of RSUs	Weighted- Average Price	Number of PSUs	Weighted- Average Price
Outstanding at December 31, 2022	—	$—	—	$—
Granted	985,313	16.00	311,845	16.99
Vested or exercised	—	—	—	—
Forfeited or cancelled	(20,679)	—	—	—
Outstanding at September 30, 2023	964,634	$16.00	311,845	$16.99
Restricted stock awards expected to vest	964,634	$16.00	311,845	$16.99

As of September 30, 2024, the total future compensation cost related to non-vested equity awards was approximately $27.7 million, assuming the PSUs vest at 100%, pursuant to the terms of the applicable award. During the three and nine months ended September 30, 2024, approximately $3.9 million and $11.9 million in equity compensation expense, respectively, was recognized in selling, general and administrative expenses. During the three and nine months ended September 30, 2023, approximately $2.0 million in stock compensation expense was recognized in selling, general and administrative expenses.

Dividends
The following table summarizes the Company’s dividends declared and paid in each of the quarterly periods of 2024 and 2023:

	Dividends per Common Share	Dividends Paid
		(in thousands)
2024
Q1	$0.38	$29,815
Q2	$0.38	$32,578
Q3	$0.41	$35,113

2023
Q4	$0.38	$29,793
On October 21, 2024, the Company’s Board declared a cash dividend of $0.41 per share for the quarterly period ended September 30, 2024, which is payable on November 8, 2024, to shareholders of record as of the close of business on November 1, 2024 (the “Common Stock Dividend”) and, in conjunction with the Common Stock Dividend, Kodiak Services declared a distribution on its units of $0.41 per unit payable on November 8, 2024 to all unitholders of record of Kodiak Services as of the close of business on November 1, 2024.

14. Commitments and Contingencies
Accrued Capital Expenditures
As of September 30, 2024, and December 31, 2023, the Company has accrued capital expenditures of $6.0 million and $30.5 million, respectively. These amounts were included in accounts payable or accrued liabilities on the consolidated condensed balance sheets. Amounts exclude accrued capital expenditures related to the sales tax contingency accrual.
Purchase Commitments
Purchase commitments primarily consist of future commitments to purchase new compression units that have been ordered but not yet received. As of September 30, 2024, these commitments amounted to $158.9 million, of which $147.6 million is expected to be settled within the next twelve months.
Contingent Consideration
The Company agreed to pay, as contingent consideration, up to $3.1 million of certain past due accounts receivable acquired in connection with a prior acquisition in 2019, if collected, to the seller in that transaction. The Company records contingent consideration at the acquisition and end of reporting periods at fair value in accrued liabilities. As of September 30, 2024, and December 31, 2023, none of the outstanding receivables had been collected.
Sales Tax Contingency
Between October 2019 and April 2024, the Company received notices from the Texas Comptroller’s office in regards to audits for periods ranging from December 2015 through December 2023. The audits pertain to whether the Company may owe sales tax on certain of its compression equipment and related parts that it had purchased during that time period. As of December 31, 2023, the Company had accrued a total amount of $28.8 million for this contingent liability. During the nine months ended September 30, 2024, based on current information, the Company accrued an additional $39.5 million, of which $15.0 million is related to fair value adjustments associated with purchase price allocation of the CSI Acquisition and $3.6 million is related to parts usage recorded to expense. As of September 30, 2024, the Company had a total of $69.0 million included as accrued liabilities on the condensed consolidated balance sheets.
Legal Matters
From time to time, the Company may become involved in various legal matters. Management believes that as of September 30, 2024, there are no legal matters whose resolution could have a material adverse effect on the unaudited condensed consolidated financial statements.
15. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023
Prepaid insurance	$3,338	$2,353
Interest rate swap receivable	6,129	2,025
Prepaid vehicle allowance	1,224	1,130
Deferred project costs	—	737
Prepaid rent	1,126	532
Prepaid taxes	4,445	—
Other	3,539	3,577
Total prepaid expenses and other current assets	$19,801	$10,353

16. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023
Sales tax liability	$69,822	$28,847
Accrued bonus	16,614	13,259
Accrued accounts payable	1,220	15,506
Accrued interest	43,781	8,313
Station project accrual	5,757	7,797
Accrued taxes	11,514	6,415
Accrued professional fees	746	6,015
Contingent consideration	3,071	3,673
Accrued payroll	7,389	3,321
Accrued insurance	—	856
Lease liabilities - current portion	11,702	—
Equipment financing - current portion	6,558	—
Other	14,588	3,076
Total accrued liabilities	$192,762	$97,078
17. Income Taxes
For the three and nine months ended September 30, 2024, the Company recorded income tax benefit of $2.2 million and income tax expense of $10.0 million, respectively. For the three and nine months ended September 30, 2023, the Company recorded income tax expense of $7.9 million and $9.8 million, respectively. The effective tax rate was approximately 26.0% and 24.6% for the three and nine months ended September 30, 2024, compared to 26.6% and 26.6% for the three and nine months ended September 30, 2023. The difference between the Company’s effective tax rates for the three and nine months ended September 30, 2024, and 2023 and the U.S. statutory tax rate of 21% was primarily due to state income taxes.
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
The Company did not have any uncertain tax benefits as of September 30, 2024, and December 31, 2023. For the three and nine months ended September 30, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions, and no amounts were recognized in the condensed consolidated statements of operations.
18. Defined Contribution Plan
The Company maintains a defined contribution savings plan for its employees. The Company contributed $0.9 million and $2.9 million to the plan for the three and nine months ended September 30, 2024, respectively. The Company contributed $0.7 million and $2.3 million to the plan for the three and nine months ended September 30, 2023, respectively.
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
Lease costs are included in either cost of revenues or selling, general and administrative expense depending on the use of the underlying asset. The components of lease expense were as follows within the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense:
Operating lease expense (1)(2)	$5,762	$2,428	$13,620	$5,431

Finance lease expense:
Amortization of leased assets	$605	$—	$805	$—
Interest on lease liabilities	68	—	118	—
Total finance lease expense	673	—	923	—
Total lease expense	$6,435	$2,428	$14,543	$5,431
(1) Includes lease expense for leases not included on our condensed consolidated balance sheet based on our accounting policy election to exclude leases with a term of 12 months or less. Variable rent expense was not material.
(2) Total lease expense includes $1.3 million and $2.4 million, respectively, of short-term lease cost for the three and nine months ended September 30, 2024 and $2.0 million and $5.0 million, respectively, of short-term lease cost for the three and nine months ended September 30, 2023.

Operating lease supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$3,947	$4,147
Operating cash flows - finance leases	$68	$—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,510	$26,758
Finance leases	$—	$—

Supplemental balance sheet information (in thousands):

	September 30, 2024	December 31, 2023
Operating leases:
Operating right-of-use asset	$54,489	$33,716

Accrued liabilities	$10,006	$—
Operating lease liabilities	50,491	34,468
Total operating lease liabilities	$60,497	$34,468

Finance leases:
Finance lease right-of-use asset	$4,702	$—

Finance lease liabilities, current portion	$1,695	$—
Finance lease liabilities, net of current portion	2,737	—
Total finance lease liabilities	$4,432	$—

Additional operating lease information:

	September 30, 2024	December 31, 2023
Weighted average remaining lease term:
Operating leases	5.81 years	7.50 years
Finance leases	2.94 years	—

Weighted average discount rate:
Operating leases	9.80%	9.54%
Finance leases	6.23%	—%

Future minimum lease payments by year and in the aggregate, under non-cancelable operating leases with terms in excess of one year, consist of the following at September 30, 2024 (in thousands):

	Operating Leases	Finance Leases

Remainder of 2024	$4,233	$361
2025	15,864	1,731
2026	15,062	1,460
2027	11,484	1,189
2028	8,078	145
Thereafter	27,705	—
Total lease payments	82,426	4,886
Less imputed interest	(21,929)	(454)
Total lease liabilities	$60,497	$4,432

As of September 30, 2024, we had an additional operating lease that has not yet commenced for office space with lease obligations of $8.1 million. The operating lease will commence starting in 2029 with a lease term of approximately 7 years.

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
The Company evaluates performance and allocates resources based on the adjusted gross margin of each segment, which consists of revenues directly attributable to the specific segment (less all costs of service directly attributable to the specific segment, which includes cost of operations and depreciation and amortization and excludes any impairment or gain (loss) on the depreciable assets). Depreciation and amortization for the Contract Services segment was $73.5 million and $46.1 million for the three months ended September 30, 2024, and 2023, respectively. Depreciation and amortization for the Contract Services segment was $189.9 million and $136.4 million for the nine months ended September 30, 2024, and 2023, respectively. Revenue includes only sales to external customers. The following table represents financial metrics by segment (in thousands):

	Contract Services	Other Services	Total
Three Months Ended September 30, 2024
Revenue	$284,313	$40,334	$324,647
Adjusted gross margin	114,244	7,660	121,904
Total assets	4,452,766	39,242	4,492,008
Capital expenditures	86,533	—	86,533
Three Months Ended September 30, 2023
Revenue	$186,673	$44,310	$230,983
Adjusted gross margin	75,116	5,490	80,606
Total assets	3,213,764	30,476	3,244,240
Capital expenditures	51,539	—	51,539

	Contract Services	Other Services	Total
Nine Months Ended September 30, 2024
Revenue	$753,962	$95,830	$849,792
Adjusted gross margin	302,271	17,536	319,807
Total assets	4,452,766	39,242	4,492,008
Capital expenditures	263,719	—	263,719
Nine Months Ended September 30, 2023
Revenue	$545,989	$78,412	$624,401
Adjusted gross margin	216,318	12,505	228,823
Total assets	3,213,764	30,476	3,244,240
Capital expenditures	145,573	—	145,573

The following table reconciles adjusted gross margin to income before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Adjusted gross margin	$121,904	$80,606	$319,807	$228,823
Long-lived asset impairment	(9,921)	—	(9,921)	—
Selling, general and administrative expenses	(35,528)	(19,648)	(120,279)	(46,171)
Gain (loss) on sale of property, plant and equipment	(10,376)	—	(9,203)	721
Interest expense, net	(53,991)	(39,710)	(145,864)	(182,030)
Loss on extinguishment of debt	—	(6,757)	—	(6,757)
Gain (loss) on derivatives	(20,327)	15,141	6,227	42,080
Other income (expense)	(156)	38	(6)	39
Income (loss) before income taxes	$(8,395)	$29,670	$40,761	$36,705

21. Earnings Per Share of Common Stock
Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is computed by using the weighted average shares of common stock outstanding, including the dilutive effect of restricted shares based on an average share price during the period. For the purpose of calculating basic and diluted earnings per share, net income (loss) attributed to noncontrolling interest and the corresponding preferred shares outstanding are excluded from the calculations. For the three months ended September 30, 2024, 5.6 million of OpCo Units held by noncontrolling interest and 1.1 million unvested RSUs and PSUs were not included in the calculation of the potential dilutive common shares, respectively, because to do so would be anti-dilutive. For the nine months ended September 30, 2024, 42 thousand unvested PSUs were not included in the calculation of the potential dilutive common shares, respectively, because to do so would be anti-dilutive. For the three and nine months ended September 30, 2023, there were no anti-dilutive shares.
The computations of basic and diluted earnings per share for the three and nine months ended September 30, 2024, and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Net income (loss) attributable to common shareholders	$(5,648)	$21,766	$30,812	$26,940
Less: expense attributable to non-forfeitable RSUs	451	—	1,350	—
Net income (loss) used in basic and diluted earnings per share	$(6,099)	$21,766	$29,462	$26,940

Basic weighted average shares of common stock	84,292,083	76,731,868	81,774,211	64,954,244
Effect of dilutive securities (1)	—	167,615	6,571,772	167,615
Diluted weighted average shares of common stock	84,292,083	76,899,483	88,345,983	65,121,859

Basic earnings (loss) per share of common stock	$(0.07)	$0.28	$0.36	$0.41
Diluted earnings (loss) per share of common stock	$(0.07)	$0.28	$0.33	$0.41
(1) The effect of dilutive securities includes zero and 1,009,500 of RSUs and PSUs for the three and nine months ended September 30, 2024, respectively. Additionally, it includes zero and 5,562,273 of OpCo Units held by noncontrolling interest for the three and nine months ended September 30, 2024.
22. Related Party Transactions
During March 2022, the Company entered into a master services agreement with IFS North America, Inc., a related party controlled by EQT AB, for a system license subscription and accompanying cloud hosting service to facilitate the implementation of the Company’s enterprise resource planning system. The master services agreement included an initial purchase commitment of approximately $5.0 million over a five-year term. Upon closing of the CSI Acquisition, the Company terminated the contract in May 2024. As of September 30, 2024, total purchases under this agreement since inception were approximately $4.0 million, with no cost occurring during the three months ended September 30, 2024 and 2023. Total cost during the nine months ended September 30, 2024 and 2023 were approximately $2.0 million and $1.0 million, respectively.

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
Recent Developments
CSI Acquisition
On April 1, 2024, we completed the CSI Acquisition, pursuant to the terms of the Merger Agreement. CSI Compressco unitholders received 0.086 shares of common stock for each CSI Compressco common unit owned. The Electing Unitholders received 0.086 limited liability company units representing economic interests in Kodiak Services (along with an equal number of shares of non-economic voting preferred stock of Kodiak) for each CSI Compressco common unit they held. At the option of the holder, each such unit will be redeemable for one share of common stock (along with cancellation of a corresponding share of preferred stock), following a 180 day post-closing lock-up period and subject to certain conditions.

Secondary Offering and Share Repurchase
On September 11, 2024, Frontier TopCo Partnership, L.P. (“Kodiak Holdings”), an affiliate of EQT AB and holder of record of Kodiak Gas Services, Inc. common stock, sold 7,000,000 shares of common stock to the public pursuant to an underwritten offering (the “Secondary Offering”). We did not receive any proceeds from the Secondary Offering. On September 11, 2024, we repurchased 1,000,000 shares from Kodiak Holdings in a private transaction (the “Share Repurchase”). The Share Repurchase was consummated at a price of $25.00 per share for an aggregate purchase price of $25.0 million. The shares of common stock purchased in the Share Repurchase were recorded as treasury stock.
Disposition
On September 12, 2024, we sold certain property, plant and equipment and other assets in the U.S and our entity in Canada to a third-party buyer. The majority of the operations were included in the Contract Services segment through the date of sale. At the disposal date, total assets sold were $18.0 million, consisting primarily of compression equipment, inventory, and other assets. Compression units sold totaled 2,012 units equaling 88,841 horsepower. Upon disposition, we incurred a loss of $7.0 million included in (gain) loss on sale of property, plant and equipment in our Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2024.

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

Operational Highlights
The following table summarizes certain horsepower, unit count and horsepower utilization percentages for our fleet for the periods presented.

	As of September 30,		Percentage Change
	2024	2023
Operating Data (at period end):
Fleet horsepower (1)	4,417,687	3,213,096	37.5%
Revenue-generating horsepower (2)	4,259,843	3,210,076	32.7%
Fleet compression units	5,297	3,051	73.6%
Revenue-generating compression units	4,757	3,034	56.8%
Revenue-generating horsepower per revenue-generating compression unit (3)	895	1,058	(15.4%)
Fleet utilization (4)	96.4%	99.9%	(3.5%)
(1)Fleet horsepower includes owned horsepower excluding 46,313 and 31,520 of non-marketable or obsolete horsepower as of September 30, 2024, and 2023, respectively.
(2)Revenue-generating horsepower includes fleet horsepower that is (x) under contract, operating and generating revenue or (y) under contract or subject to a firm commitment with a customer and available to be deployed.
(3)Calculated as (i) revenue-generating horsepower divided by (ii) revenue-generating compression units at period end.
(4)Fleet utilization is calculated as (i) revenue-generating horsepower divided by (ii) fleet horsepower.

Horsepower
The 37.5% and 32.7% increase in fleet horsepower and revenue-generating horsepower, respectively, were primarily attributable to the (i) additional 1.2 million horsepower acquired as part of the CSI Acquisition and (ii) purchase and deployment of new compression units through organic growth, offset by the sale of certain assets in the United States and our entity in Canada during the third quarter of 2024. The 15.4% decrease in revenue-generating horsepower per revenue-generating compression unit was due to the lower average horsepower per unit of the fleet acquired as part of the CSI Acquisition and offset by the sale of certain assets in the United States and all assets in Canada during the third quarter of 2024.
Financial Results of Operations
Three Months Ended September 30, 2024, Compared to the Three Months Ended September 30, 2023
The following table presents selected financial and operating information for the periods presented (in thousands):

	For the Three Months Ended September 30,		% Change
	2024	2023
Revenues:
Contract Services	$284,313	$186,673	52.3%
Other Services	40,334	44,310	(9.0)%
Total revenues	324,647	230,983	40.6%
Operating expenses:
Cost of operations (exclusive of depreciation and amortization shown below):
Contract Services	96,617	65,470	47.6%
Other Services	32,674	38,820	(15.8)%
Depreciation and amortization	73,452	46,087	59.4%
Long-lived asset impairment	9,921	—	nm
Selling, general and administrative	35,528	19,648	80.8%
Loss on sale of property, plant and equipment	10,376	—	nm
Total operating expenses	258,568	170,025	52.1%
Income from operations	66,079	60,958	8.4%
Other income (expenses):
Interest expense, net	(53,991)	(39,710)	36.0%
Loss on extinguishment of debt	—	(6,757)	nm
Gain (loss) on derivatives	(20,327)	15,141	(234.3)%
Other income (expense), net	(156)	38	(510.5)%
Total other expenses, net	(74,474)	(31,288)	138.0%
Income (loss) before income taxes	(8,395)	29,670	(128.3)%
Income tax expense (benefit)	$(2,184)	$7,904	(127.6)%
Net income (loss)	(6,211)	21,766	(128.5)%
Net income (loss) attributable to noncontrolling interests	(563)	—	nm
Net income (loss) attributable to common shareholders	$(5,648)	$21,766	(125.9)%
Revenues and Sources of Income
Contract Services
Contract Services revenue increased $97.6 million (52.3%) for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. This was primarily related to a $90.7 million increase in contract compression services as a result of an increase in average revenue-generating horsepower, of which $74.2 million was related to the CSI

Acquisition. Furthermore, there was an increase of $6.9 million related to gas treating and cooling services as part of the CSI Acquisition.
Other Services
Other Services revenue decreased $4.0 million (9.0%) for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. This decrease was primarily due a $21.9 million decrease in revenues from station construction services, mostly due to a reduction in the average size of station construction projects. This was offset by a $9.5 million increase in parts sales, a $4.0 million increase in freight and crane charges related to mobilization of units, a $2.1 million increase in maintenance and overhaul services, and a $1.9 million increase in other field services, of which $14.9 million was related to the CSI Acquisition.
Operating Costs and Other Expenses
Contract Services
Contract Services expenses increased $31.1 million (47.6%) for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. This was primarily due to a $14.8 million increase in direct labor expenses, a $7.2 million increase in parts used in support of our operations, a $4.2 million increase in lubricant oil and coolant, a $4.6 million increase in indirect expenses, mainly relating to vehicle and facility expenses, and a $0.5 million increase in gas treating expenses, much of which was attributable to the CSI Acquisition. In addition, there was a $0.5 million increase in sales and use tax accrual related to parts purchases as part of ongoing sales and use tax audits with the state of Texas.
Other Services
Other Services expenses decreased $6.1 million (15.8%) for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. This decrease was primarily due to a $21.7 million decrease in expenses from station construction services, mostly due to slower demand on station projects. This was offset by a $8.4 million increase in parts sales, a $3.7 million increase in freight and crane charges related to mobilization of units, a $2.0 million increase in maintenance and overhaul services, and a $1.3 million increase in other field services.
Depreciation and Amortization
Depreciation and amortization increased $27.4 million (59.4%) for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. This increase was primarily due to a $26.0 million increase in depreciation and amortization related to the CSI Acquisition. The remaining increase is related to increased depreciation on compression equipment purchases.
Long-lived Asset Impairment
Long-lived asset impairment increased for the three months ended September 30, 2024, compared to the three months ended September 30, 2023 due to certain events occurring to a group of non-operating compression units associated with a certain customer that indicated the carrying value of the assets may not be recoverable. As a result, we recorded an impairment of compression equipment of $9.9 million for the three months ended September 30, 2024. No impairment was recorded for the three months ended September 30, 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $15.9 million (80.8%) for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. This increase was due to a $5.6 million increase in labor and benefits, of which $2.2 million was related to severance, a $4.6 million increase in professional fees, primarily related to transactions costs associated with the CSI Acquisition, a $1.4 million increase in equity compensation expense related to equity compensation plans, a $1.8 million increase in software expense, mainly related to the termination of an agreement as part of the CSI Acquisition, and a $4.5 million increase in other overhead expenses, mostly consisting of insurance and facility expenses. These increases were offset by a $2.0 million decrease in bad debt expense related to expected credit losses.

Loss on Sale of Property, Plant and Equipment
Loss on the sale of property, plant and equipment increased for the three months ended September 30, 2024, compared to the three months ended September 30, 2023 due to the sale of certain property, plant and equipment and other assets in the U.S. and our entity in Canada to a third-party buyer.
Interest Expense, Net
Interest expense, net increased $14.3 million (36.0%) for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. This increase was primarily due to increased interest expense associated with higher outstanding borrowings on the ABL Facility and 2029 Senior Notes in the current quarter as compared to outstanding borrowings on the ABL Facility and Term Loan in the comparable quarter.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was related to the write off of debt issuance costs and other fees as a result of the extinguishment of the Term Loan during the three months ended September 30, 2023. No such loss was recognized in the three months ended September 30, 2024.
Gain (Loss) on Derivatives
Gain (loss) on derivatives decreased $35.5 million (234.3%) for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. This decrease was primarily related to a decrease in the fair value of derivatives of $27.5 million offset by $5.0 million in cash received on derivatives for the three months ended September 30, 2024, due to a decrease in the long-term Secured Overnight Financing Rate (“SOFR”) yield curve, as compared to an $8.0 million increase in the fair value of derivatives due to an increase in the long-term SOFR yield curve and cash received on derivatives of $7.2 million for the three months ended September 30, 2023.
Income Tax (Benefit) Expense
Income tax (benefit) expense decreased by $10.1 million (127.6%) for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. This decrease was primarily due to a decrease in pre-tax income of $38.1 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Financial Results of Operations
Nine Months Ended September 30, 2024, Compared to the Nine Months Ended September 30, 2023
The following table presents selected financial and operating information for the periods presented (in thousands):

	For the Nine Months Ended September 30,		% Change
	2024	2023
Revenues:
Contract Services	$753,962	$545,989	38.1%
Other Services	95,830	78,412	22.2%
Total revenues	849,792	624,401	36.1%
Operating expenses:
Cost of operations (exclusive of depreciation and amortization shown below):
Contract Services	261,832	193,257	35.5%
Other Services	78,294	65,907	18.8%
Depreciation and amortization	189,859	136,414	39.2%
Long-lived asset impairment	9,921	—	nm
Selling, general and administrative	120,279	46,171	160.5%
(Gain) loss on sale of property, plant and equipment	9,203	(721)	(1,376.4)%
Total operating expenses	669,388	441,028	51.8%
Income from operations	180,404	183,373	(1.6)%
Other income (expenses):
Interest expense, net	(145,864)	(182,030)	(19.9)%
Loss on extinguishment of debt	—	(6,757)	nm
Gain on derivatives	6,227	42,080	(85.2)%
Other income (expense), net	(6)	39	(115.4)%
Total other expenses, net	(139,643)	(146,668)	(4.8)%
Income before income taxes	40,761	36,705	11.1%
Income tax expense	10,027	9,765	2.7%
Net income	30,734	26,940	14.1%
Net income attributable to noncontrolling interests	(78)	—	nm
Net income attributable to common shareholders	$30,812	$26,940	14.4%
Revenues and Sources of Income
Contract Services
Contract Services revenue increased $208.0 million (38.1%) for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. This was primarily related to a $194.4 million increase in contract compression services as a result of an increase in average revenue-generating horsepower, of which $164.3 million was related to the CSI Acquisition. Furthermore, there was also an increase of $13.6 million related to gas treating and cooling services as part of the CSI Acquisition.
Other Services
Other Services revenue increased $17.4 million (22.2%) for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase was primarily due to a $19.6 million increase in parts sales, a $9.5 million increase in freight and crane charges related to mobilization of units, a $6.3 million increase in maintenance and overhaul services, and a $4.2 million increase in other field services, of which $34.4 million was related to the CSI Acquisition. This was partially offset by a $22.6 million decrease in revenues from station construction services.

Operating Costs and Other Expenses
Contract Services
Contract Services expenses increased $68.6 million (35.5%) for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This was primarily due to a $33.4 million increase in direct labor expenses, a $15.1 million increase in parts used in support of our operations, a $8.4 million increase in lubricant oil and coolant expenses, a $7.7 million increase in indirect expenses, mainly relating to vehicle and facility expenses and a $1.1 million increase in gas treating expenses, much of which was attributable to the CSI Acquisition. In addition, there was an increase of $3.6 million related to additional sales and use tax accrual amounts related to parts purchases as part of ongoing sales and use tax audits with the state of Texas.
Other Services
Other Services expense increased $12.4 million (18.8%) for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase was primarily due to a $16.9 million increase in parts sales, a $7.1 million increase in freight and crane charges related to mobilization of units, a $6.0 million increase in maintenance and overhaul service-related expenses, and a $3.6 million increase in other field service expenses. This was partially offset by a $22.2 million decrease in expenses from station construction services.
Depreciation and Amortization
Depreciation and amortization increased $53.4 million (39.2%) for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase was primarily due to a $46.4 million increase in depreciation and amortization related to the CSI Acquisition. The remaining increase is related to increased depreciation on compression equipment purchases.
Long-lived Asset Impairment
Long-lived asset impairment increased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to certain events occurring to a group of non-operating compression units associated with a certain customer in bankruptcy that indicated the carrying value of the assets may not be recoverable. As a result, we recorded an impairment of compression equipment of $9.9 million for the nine months ended September 30, 2024. No impairment was recorded for the nine months ended September 30, 2023.
Selling, General and Administrative Expense
Selling, general and administrative expenses increased $74.1 million (160.5%) for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase was due to a $27.7 million increase in professional fees, primarily related to transactions costs associated with the CSI Acquisition, a $20.3 million increase in labor and benefits, of which $11.2 million was related to severance, a $8.7 million increase in equity compensation expense related to equity compensation plans, a $2.6 million increase in bad debt expense, mainly related to expected credit losses, a $6.4 million increase in software expense, mainly related to the termination of an agreement as part of the CSI Acquisition, and a $8.5 million increase in other overhead expenses, mostly consisting of insurance and facility expenses.
(Gain) Loss on Sale of Property, Plant and Equipment
(Gain) loss on the sale of property, plant and equipment increased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to the sale of certain property, plant and equipment and other assets in the U.S. and our entity in Canada to a third-party buyer.
Interest Expense, Net
Interest expense, net decreased $36.2 million (19.9%) for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This decrease was primarily due to lower borrowings on the ABL Facility and 2029 Senior Notes in the current year to date period as compared to the ABL Facility and Term Loan in the comparable year to date period.

Loss on Extinguishment of Debt
Loss on extinguishment of debt was related to the write off of debt issuance costs and other fees as a result of the extinguishment of the Term Loan during the three months ended September 30, 2023. No such loss was recognized in the three months ended September 30, 2024.
Gain on Derivatives
Gain on derivatives decreased $35.9 million (85.2%) for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This decrease was primarily related to a $13.2 million decrease in the fair value of derivatives offset by an increase in cash received on derivatives of $19.4 million for the nine months ended September 30, 2024, due to an decrease in the long-term SOFR yield curve, as compared to a $25.8 million settlement on the termination of derivatives attributable to the Term Loan and $29.8 million cash received on derivative settlements on our interest rate swaps and collars, offset by a decrease in the change in fair value of the derivatives of $13.5 million for the nine months ended September 30, 2023, due to settlement on the termination of derivatives attributable to the Term Loan and a decrease in the long-term SOFR yield curve.
Income Tax Expense
Income tax expense increased by $0.3 million (2.7%) for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This was primarily due to an increase in pre-tax income of $4.1 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.
Liquidity and Capital Resources
Overview
Our ability to fund operations, finance capital expenditures, service our debt and pay dividends depends on our operating cash flows and access to the capital and credit markets. Our primary sources of liquidity are cash flows generated from our operations and our borrowing availability under the ABL Facility. Our cash flow is affected by numerous factors, including prices and demand for our compression infrastructure assets and services, conditions in the financial markets and various other factors. We believe cash generated by operating activities will be sufficient to service our debt, fund working capital, fund our estimated capital expenditures in the short-term and long-term and, as our Board may determine from time to time in its discretion, pay dividends. At September 30, 2024, we had approximately $313.3 million of liquidity consisting of $7.4 million in cash and cash equivalents and $305.9 million available under the ABL Facility.
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
For the nine months ended September 30, 2024, growth capital expenditures were $214.9 million and maintenance capital expenditures were $51.3 million. For the nine months ended September 30, 2023, growth capital expenditures were $124.0 million and maintenance capital expenditures were $28.1 million. The increase in growth capital expenditures includes a $21.8 million non-cash increase related to our sales tax accrual on compression equipment purchases related to audits we are undergoing with the state of Texas. The remaining amounts were primarily related to the timing of compression unit purchases necessary to support operating capacity demand. The increase in maintenance capital expenditures was primarily due to maintenance capital expenditures on the assets acquired in the CSI Acquisition since closing on April 1, 2024 and an increase in unit overhauls scheduled based on the age and operating hours of such units.
Dividends
Our Board may elect to declare cash dividends on our common stock, subject to our compliance with applicable law, and depending on, among other things, economic conditions, our financial condition, results of operations, projections, liquidity, earnings, legal requirements and restrictions in the agreements governing our indebtedness (as further discussed herein). The timing, amount and financing of dividends, if any, are subject to the discretion of our Board from time to time.
On October 21, 2024, our Board declared the Common Stock Dividend and, in conjunction with the Common Stock Dividend, Kodiak Services declared a distribution on its units of $0.41 per unit payable on November 8, 2024 to all unitholders of record of Kodiak Services as of the close of business on November 1, 2024.
Over the long-term, we expect to fund any dividends and our budgeted growth capital expenditures using our Discretionary Cash Flow. In the event our Discretionary Cash Flow is insufficient for the purpose of funding any such dividends and our budgeted growth capital expenditures for such period, we may fund such shortfall (i) with additional borrowings under our ABL Facility, which, as of September 30, 2024, had $305.9 million available (subject to the requirement that our availability, in the case of dividends, under the ABL Facility (calculated on a pro forma basis after giving effect to such Specified Transaction) is not less than $125,000,000) or (ii) reduce our growth capital expenditures for such period. Any such additional borrowings under our ABL Facility will result in an increase in our interest expense for such period. Any such reduction in our growth capital expenditures may result in lower growth in our revenue-generating horsepower in future periods.
Contractual Obligations
Our material contractual obligations as of September 30, 2024, consisted of the following:
•Long-term debt of $2.6 billion, of which $1.9 billion is due in 2028 and $750.0 million is due in 2029.
•Purchase commitments of $158.9 million, of which $147.6 million is expected to be settled within the next twelve months; primarily consisting of future commitments to purchase new compression units that have been ordered but not yet received. See Note 14 (“Commitments and Contingencies”) to the condensed consolidated financial statements included elsewhere in this Report.
Other Commitments
As of September 30, 2024, other commitments include operating lease payments totaling $60.5 million.
As of December 31, 2023, other commitments include operating lease payments totaling $34.5 million.

Sources of Cash
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2024, and 2023 (in thousands):

	Nine months ended September 30,
	2024	2023	$ Variance
Net cash provided by operating activities	$209,502	$203,699	$5,803
Net cash used in investing activities	(239,319)	(144,563)	(94,756)
Net cash provided by (used in) financing activities	31,689	(73,439)	105,128
Net increase (decrease) in cash and cash equivalents	$1,872	$(14,303)	$16,175
Operating Activities
The $5.8 million increase in net cash provided by operating activities for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was primarily due to a $55.6 million decrease in interest expense, net of debt issuance cost amortization, a $82.8 million increase in non-cash operating items, namely depreciation and amortization, taxes and equity compensation. This increase was partially offset by a $58.8 million decrease in cash received on derivatives, a $73.2 million increase from working capital changes, namely changes in accounts receivable, net, accrued and other liabilities, and contract liabilities, and a $3.0 million decrease in income from operations.
Investing Activities
The $94.8 million increase in net cash used in investing activities for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was primarily due to a $118.1 million increase in capital expenditures, net of accrued capital expenditures. This was partially offset by $9.5 million in cash acquired related to the CSI Acquisition, and a $13.9 million increase in proceeds on sale of property, plant and equipment.
Financing Activities
The $105.1 million increase in net cash provided by financing activities for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was primarily due to decreased proceeds from initial public offering of $277.8 million, an increase in dividends paid to stockholders of $97.5 million, share repurchases of $25.0 million, distributions to noncontrolling interests of $4.9 million, cash paid for shares withheld to cover taxes of $2.7 million, and principal payments on finance leases of $0.9 million. This was offset by an increase in net borrowings over payments on debt instruments of $444.8 million, a $42.3 million distribution, a decrease in payments of debt issuance costs of $16.4 million, a decrease of $8.1 million in cash payments related to offering costs, a decrease of $1.8 million related to loss on extinguishment of debt, and $0.4 million of taxes payable related to the vesting of restricted stock.
Description of Indebtedness
ABL Facility
On March 22, 2023, wholly owned subsidiaries of Kodiak entered into the Fourth Amended and Restated Credit Agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended or restated from time to time, the “ABL Credit Agreement” or “ABL Facility”), which mainly served to extend the maturity date from June 2024 to March 2028. The total commitments under the facility are $2.2 billion. As of September 30, 2024, there were $2.4 million in letters of credit outstanding under the ABL Facility. See Note 10 (“Debt and Credit Facilities”) to the condensed consolidated financial statements included elsewhere in this Report for further description. The ABL Credit Agreement requires that we meet certain financial ratios.
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
The ABL Facility is a “revolving credit facility” that includes a lockbox arrangement whereby, under certain events, remittances from customers are forwarded to a bank account controlled by the administrative agent and are applied to reduce borrowings under the facility. One such event occurs if availability under the ABL Credit Agreement falls below a specified threshold (i.e., the greater of $200 million or 10% of the aggregate commitments at the time of measurement). As of September 30, 2024, and December 31, 2023, availability under the ABL Facility was in excess of the specified threshold, and, as such, the entire balance was classified as long term in accordance with its maturity.
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
The weighted average interest rate as of September 30, 2024, and December 31, 2023, was 7.64% and 8.08%, respectively, excluding the effect of interest rate swaps. The Company pays an annualized commitment fee of 0.25% on the unused portion of its ABL Facility if borrowings are greater than 50% of total commitments and 0.50% on the unused portion of the ABL Facility if borrowings are less than 50% of total commitments.
All obligations under the ABL Facility are collateralized by essentially all the assets of the Company. We were in compliance with all covenants as of September 30, 2024, and December 31, 2023.
2029 Senior Notes
On February 2, 2024, Kodiak Services issued $750,000,000 aggregate principal amount of Kodiak Services’ 7.25% senior notes due 2029 (the “2029 Senior Notes”), pursuant to an indenture, dated February 2, 2024, by and among the Company, and certain other subsidiary guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee.

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
Adjusted Gross Margin for Contract Services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Total revenues	$284,313	$186,673	$753,962	$545,989
Cost of sales (excluding depreciation and amortization)	(96,617)	(65,470)	(261,832)	(193,257)
Depreciation and amortization	(73,452)	(46,087)	(189,859)	(136,414)
Gross margin	$114,244	$75,116	$302,271	$216,318
Gross margin percentage	40.2%	40.2%	40.1%	39.6%
Depreciation and amortization	73,452	46,087	189,859	136,414
Adjusted Gross Margin	$187,696	$121,203	$492,130	$352,732
Adjusted Gross Margin Percentage (1)	66.0%	64.9%	65.3%	64.6%
(1)Calculated using Adjusted Gross Margin for Contract Services as a percentage of total Contract Services revenues.

Adjusted Gross Margin for Other Services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Total revenues	$40,334	$44,310	$95,830	$78,412
Cost of sales (excluding depreciation and amortization)	(32,674)	(38,820)	(78,294)	(65,907)
Depreciation and amortization	—	—	—	—
Gross margin	$7,660	$5,490	$17,536	$12,505
Gross margin percentage	19.0%	12.4%	18.3%	15.9%
Depreciation and amortization	—	—	—	—
Adjusted Gross Margin	$7,660	$5,490	$17,536	$12,505
Adjusted Gross Margin Percentage (1)	19.0%	12.4%	18.3%	15.9%
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
Adjusted EBITDA and Adjusted EBITDA Percentage should not be considered as alternatives to, or more meaningful than, revenues, net income (loss), operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance and liquidity. Moreover, our Adjusted EBITDA and Adjusted EBITDA Percentage as presented may not be comparable to similarly titled measures of other companies.
Given we are a capital-intensive business, depreciation, impairment of compression equipment and the interest cost of acquiring compression equipment are necessary elements of our costs. To compensate for these items, we believe that it is important to consider both net income (loss) and net cash provided by operating activities determined under GAAP, as well as Adjusted EBITDA and Adjusted EBITDA Percentage, to evaluate our financial performance and our liquidity. Our Adjusted EBITDA and Adjusted EBITDA Percentage exclude some, but not all, items that affect net income (loss) and net cash provided by operating activities, and these measures may vary among companies. Management compensates for the limitations of Adjusted EBITDA and Adjusted EBITDA Percentage as an analytical tool by reviewing the comparable

GAAP measures, understanding the differences between the measures and incorporating this knowledge into management’s decision-making processes.
The following table reconciles net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA, its most directly comparable Non-GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(6,211)	$21,766	$30,734	$26,940
Interest expense, net	53,991	39,710	145,864	182,030
Income tax expense (benefit)	(2,184)	7,904	10,027	9,765
Depreciation and amortization	73,452	46,087	189,859	136,414
Long-lived asset impairment	9,921	—	9,921	—
Loss on extinguishment of debt	—	6,757	—	6,757
(Gain) loss on derivatives	20,327	(15,141)	(6,227)	(42,080)
Equity compensation expense (1)	3,905	2,544	12,064	3,452
Severance expense (2)	2,243	—	11,212	—
Transaction expenses (3)	2,554	440	27,821	1,713
(Gain) loss on sale of property, plant and equipment	10,376	—	9,203	(721)
Adjusted EBITDA	$168,374	$110,067	$440,478	$324,270

Adjusted EBITDA Percentage	51.9%	47.7%	51.8%	51.9%
(1)For the three months ended September 30, 2024, and September 30, 2023, there were $3.9 million and $2.5 million of non-cash adjustments for equity compensation expense. For the nine months ended September 30, 2024, and September 30, 2023, there were $12.1 million and $3.5 million of non-cash adjustments for equity compensation expense.
(2)For the three and nine months ended September 30, 2024 there were $2.2 million and $11.2 million of severance expenses, respectively, related to the CSI Acquisition. There were no such expenses for the three and nine months ended September 30, 2023.
(3)Represents certain costs associated with non-recurring professional services, primarily related to the CSI Acquisition, for the three and nine months ended September 30, 2024, and other costs.

The following table reconciles net cash provided by operating activities to Adjusted EBITDA for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net cash provided by operating activities	$36,878	$85,731	$209,502	$203,699
Interest expense, net	53,991	39,710	145,864	182,030
Income tax expense (benefit)	(2,184)	7,904	10,027	9,765
Deferred tax provision	2,283	(5,551)	(4,821)	(6,312)
Cash received on derivatives	(7,185)	(7,163)	(19,446)	(55,631)
Loss on extinguishment of debt	—	2,398	—	2,398
Severance expense (1)	2,243	—	11,212	—
Transaction expenses (2)	2,554	440	27,821	1,713
Other (3)	(4,685)	(3,705)	(16,344)	(16,814)
Change in operating assets and liabilities	84,479	(9,697)	76,663	3,422
Adjusted EBITDA	$168,374	$110,067	$440,478	$324,270
(1)For the three and nine months ended September 30, 2024 there were $2.2 million and $11.2 million of severance expenses, respectively, related to the CSI Acquisition. There were no such expenses for the three and nine months ended September 30, 2023.
(2)Represents certain costs associated with non-recurring professional services, primarily related to the CSI Acquisition, for the three and nine months ended September 30, 2024, and other costs.
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

The following table reconciles net cash provided by operating activities, to Discretionary Cash Flow and Free Cash Flow, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net cash provided by operating activities	$36,878	$85,731	$209,502	$203,699
Maintenance capital expenditures (1)	(21,553)	(12,312)	$(51,342)	(28,056)
Loss on extinguishment of debt	—	2,398	—	2,398
Severance expense (2)	2,243	—	11,212	—
Transaction expenses (3)	2,554	440	27,821	1,713
(Gain) loss on sale of property, plant and equipment	10,376	—	9,203	(721)
Change in operating assets and liabilities	84,479	(9,697)	76,663	3,422
Other (4)	(11,928)	(3,516)	(17,468)	(4,833)
Discretionary Cash Flow	$103,049	$63,044	$265,591	$177,622
Growth capital expenditures (5)(6)(7)	(65,115)	(55,671)	(214,906)	(124,015)
Proceeds from sale of property, plant and equipment	14,566	—	14,977	1,055
Free Cash Flow	$52,500	$7,373	$65,662	$54,662
(1)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Requirements—Capital Expenditures” for information regarding amounts designated as maintenance capital expenditures.
(2)For the three and nine months ended September 30, 2024 there were $2.2 million and $11.2 million, respectively, of severance expenses related to the CSI Acquisition. There were no such expenses for the three and nine months ended September 30, 2023.
(3)Represents certain costs associated with non-recurring professional services, primarily related to the CSI Acquisition, for the three and nine months ended September 30, 2024, and other costs.
(4)Includes non-cash lease expense, provision for credit losses and inventory reserve.
(5)For the three months ended September 30, 2024 and 2023, growth capital expenditures include a $0.3 million decrease and a $16.4 million increase in accrued capital expenditures, respectively. For the nine months ended September 30, 2024, and 2023, growth capital expenditures include a $3.0 million decrease and a $6.5 million increase in accrued capital expenditures, respectively.
(6)For the three months ended September 30, 2024 and 2023, there were $51.7 million and $52.0 million of unit growth capital expenditures, respectively. For the nine months ended September 30, 2024, and 2023, there were $179.2 million and $112.0 million of new unit growth capital expenditures, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Requirements—Capital Expenditures” for information regarding amounts designated as growth capital expenditures.
(7)For the three months ended September 30, 2024 and 2023, growth capital expenditures include a non-cash increase in the sales tax accrual on compression equipment purchases of $1.7 million and $0.3 million, respectively. These accrual amounts are estimated based on the best-known information as it relates to open audit periods with the state of Texas. For the nine months ended September 30, 2024 and 2023, there were increases of $21.8 million and $0.9 million, respectively. See Note 14 (“Commitments and Contingencies”) to the Company’s condensed consolidated financial statements for additional details.

The following table reconciles net income (loss) to Discretionary Cash Flow and Free Cash Flow, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(6,211)	$21,766	$30,734	$26,940
Depreciation and amortization	73,452	46,087	189,859	136,414
Long-lived asset impairment	9,921	—	9,921	—
Change in fair value of derivatives	27,512	(7,978)	13,219	13,551
Loss on extinguishment of debt	—	6,757	—	6,757
Deferred tax provision	(2,283)	5,551	4,821	6,312
Amortization of debt issuance costs	3,133	189	8,079	11,260
Equity compensation expense (1)	3,905	2,544	12,064	3,452
Severance expense (2)	2,243	—	11,212	—
Transaction expenses (3)	2,554	440	27,821	1,713
(Gain) loss on sale of property, plant and equipment	10,376	—	9,203	(721)
Maintenance capital expenditures (4)	(21,553)	(12,312)	(51,342)	(28,056)
Discretionary Cash Flow	$103,049	$63,044	$265,591	$177,622
Growth capital expenditures (5)(6)(7)	(65,115)	(55,671)	(214,906)	(124,015)
Proceeds from sale of property, plant and equipment	14,566	—	14,977	1,055
Free Cash Flow	$52,500	$7,373	$65,662	$54,662
(1)For the three months ended September 30, 2024 and 2023, there were $3.9 million and $2.5 million of non-cash adjustments for equity compensation expense. For the nine months ended September 30, 2024, and September 30, 2023, there were $12.1 million and $3.5 million of non-cash adjustments for equity compensation expense.
(2)For the three and nine months ended September 30, 2024 there were $2.2 million and $11.2 million of severance expenses related to the CSI Acquisition. There were no such expenses for the three and nine months ended September 30, 2023.
(3)Represents certain costs associated with non-recurring professional services, primarily related to the CSI Acquisition for the three and nine months ended September 30, 2024, and other costs.
(4)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Requirements—Capital Expenditures” for information regarding amounts designated as maintenance capital expenditures.
(5)For the three months ended September 30, 2024 and 2023, growth capital expenditures include a $0.3 million decrease and a $16.4 million increase in accrued capital expenditures, respectively. For the nine months ended September 30, 2024, and 2023, growth capital expenditures include a $3.0 million decrease and a $6.5 million increase in accrued capital expenditures, respectively.
(6)For the three months ended September 30, 2024 and 2023, there were $51.7 million and $52.0 million of unit growth capital expenditures, respectively. For the nine months ended September 30, 2024, and 2023, there were $179.2 million and $112.0 million of new unit growth capital expenditures, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Requirements—Capital Expenditures” for information regarding amounts designated as growth capital expenditures.
(7)For the three months ended September 30, 2024 and 2023, growth capital expenditures include a non-cash increase in the sales tax accrual on compression equipment purchases of $1.7 million and $0.3 million, respectively. These accrual amounts are estimated based on the best-known information as it relates to open audit periods with the state of Texas. For the nine months ended September 30, 2024 and 2023, there were increases of $21.8 million and $0.9 million, respectively. See Note 14 (“Commitments and Contingencies”) to the Company’s condensed consolidated financial statements for additional details.

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

Acquisition Purchase Price Allocations
We account for acquisitions of businesses using the purchase method, which requires the allocation of the purchase price based on the fair values of the assets and liabilities acquired. We estimate the fair values of the assets and liabilities acquired using accepted valuation methods, and, in many cases, such estimates are based on our judgments as to the future operating cash flows expected to be generated from the acquired assets throughout their estimated useful lives. We will account for the various assets (including intangible assets) and liabilities acquired with the CSI Acquisition based on our estimate of fair values. Goodwill represents the excess of acquisition purchase price over the estimated fair values of the net assets acquired. Our estimates and judgments of the fair value of acquired businesses are imprecise, and the use of inaccurate fair value estimates could result in the improper allocation of the acquisition purchase price to acquired assets and liabilities, which could result in asset impairments, the recording of previously unrecorded liabilities, and other financial statement adjustments. The difficulty in estimating the fair values of acquired assets and liabilities is increased during periods of economic uncertainty.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our primary exposure to interest rate risk results from outstanding borrowings under the ABL Facility, which has a floating interest rate component. We use interest rate derivative instruments to manage our exposure to fluctuations in these variable interest rate components.
As of September 30, 2024 and December 31, 2023, we had $1.9 billion and $1.8 billion, respectively, outstanding under the ABL Facility and $1.6 billion and $1.2 billion, respectively, outstanding and effective notional amounts of floating to fixed interest rate swaps, which we attribute to our borrowings under our ABL Facility. Excluding the effect of interest rate swaps, the average annualized interest rate incurred on the ABL Facility for borrowings during the nine months ended September 30, 2024, was approximately 7.93%. We estimate that a 1.0% increase in the applicable average interest rate for the nine months ended September 30, 2024, would have resulted in an estimated $8.0 million increase in ABL-related interest expense.
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
Concentration Risk
For the nine months ended September 30, 2024, and year ended December 31, 2023, our four largest customers accounted for approximately 27% and 37%, respectively, of our recurring revenues, with no single customer accounting for more than 14% for either ending period. If any significant customer of ours should discontinue their relationship with us, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2024, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2024.
As disclosed in Note 2. Acquisitions and Divestitures in Part I, Item 1, Notes to Condensed Consolidated Financial Statements of this Form 10-Q, Kodiak acquired CSI Compressco on April 1, 2024. The total revenues of CSI Compressco represented approximately 27% and 22%, respectively, of the total revenues as shown on our condensed consolidated financial statements for the three and nine months ended September 30, 2024 and CSI Compressco’s total assets constituted approximately 22% of total assets as shown on our condensed consolidated financial statements for the same period. Kodiak is currently integrating CSI Compressco into our overall internal control over financial reporting process and, consistent with interpretive guidance issued by the Staff of the SEC, is excluding the business from our evaluation of disclosure controls and procedures as of September 30, 2024. In accordance with such guidance, an assessment of recent business combinations may be omitted from management’s assessment of internal control over financial reporting for one year following the acquisition.
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
Other than as set forth above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors.
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table contains information about our purchases of our common stock during the three months ended September 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
July 1-31, 2024	—	—	—	—
August 1-31, 2024	—	—	—	—
September 1-30, 2024	1,000,000	$25.00	—	—
	1,000,000	$25.00	—	—
(1) Excluding fees, commissions, and expenses associated with the share repurchases.
(2) We do not currently maintain a share repurchase program. On September 4, 2024, our Board authorized the repurchase of $25 million of shares of common stock from Kodiak Holdings. On September 11, 2024, we purchased from
Kodiak Holdings in a private transaction 1,000,000 shares of common stock at a price per share of $25.00.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not Applicable.
Item 5.    Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2024, none of our directors or “officers” (as such term is defined in Rule16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

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

10.1
Sixth Amended and Restated Limited Liability Agreement of Kodiak Gas Services, LLC, dated as of April 1, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2024).

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

Kodiak Gas Services, Inc.

Date: November 7, 2024	By:	/s/ John B. Griggs
John B. Griggs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2024	By:	/s/ Ewan W. Hamilton
Ewan W. Hamilton
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)