Form 10-K
period 2024-12-31
Kodiak Gas Services, Inc.
filed 2025-03-07
CIK 1767042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission file number 001-41732
Kodiak Gas Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	83-3013440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9950 Woodloch Forest Drive, Suite 1900, The Woodlands, Texas	77380
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (936) 539-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	KGS	New York Stock Exchange
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 28, 2024 based on the closing price of $27.26 for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $675.5 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 87,934,696 shares of common stock as of March 3, 2025.
Documents incorporated by reference. Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2024.

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
•“Annual Financial Statements” means the audited consolidated financial statements for the years ended December 31, 2024, 2023 and 2022;
•“Company,” “Kodiak,” “we,” “our,” or “us” means Kodiak Gas Services, Inc. and its consolidated subsidiaries;
•“CSI Compressco” means CSI Compressco LP, a Delaware limited partnership, which the Company acquired on April 1, 2024 pursuant to the Merger Agreement;
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
•“Indenture” means certain indenture, dated February 2, 2024, by and among Kodiak Services (as defined below), Kodiak, certain other subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, governing the senior notes due 2029 issued by Kodiak Gas Services, Inc.;
•“IPO” means the initial public offering of Kodiak Gas Services, Inc., completed on July 3, 2023;
•“Kodiak Common Stock” means the common stock of Kodiak Gas Services, Inc.;
• "Kodiak Services" means Kodiak Gas Services, LLC, our wholly-owned subsidiary;
•“Kodiak Holdings” means Frontier TopCo Partnership, L.P., an affiliate of EQT AB and holder of record of Kodiak Gas Services, Inc. common stock;
•“Kodiak Holdings Term Loan” means the Term Loan after the Term Loan Transaction;
•“Mechanical availability” means the percentage of time each month that our Contract Services equipment is mechanically available to compress gas under the design and operating conditions set forth in the applicable contracts governing each piece of Contract Services equipment.
•“Merger Agreement” means the agreement and plan of merger, dated as of December 19, 2023, by and among Kodiak Gas Services, Inc., Kodiak Gas Services, LLC, certain of our other indirect subsidiaries, CSI Compressco LP and CSI Compressco GP LLC;
•“Merger” means the merger consummated by the Merger Agreement;
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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding:
•Expected operating results, such as revenue growth and earnings, including upon the continued integration of CSI Compressco into our operations, and our ability to service our indebtedness;
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
•Expected synergies and efficiencies to be achieved as a result of the CSI Acquisition (as defined herein);
•Expectations regarding the leverage and dividend profile as a result of the CSI Acquisition, including the amount and timing of future dividend payments;
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
•The structure of our contract services ("Contract Services") contracts and the failure of our customers to continue to contract for services after expiration of the primary term;
•Our ability to successfully integrate any acquired businesses, including CSI Compressco, and realize the expected benefits thereof in the expected timeframe or at all;
•Incurring significant transaction and other costs in connection with the CSI Acquisition in excess of those anticipated;
•Our ability to fund purchases of additional compression equipment;
•Our ability to successfully implement our share repurchase program;

•A deterioration in general economic, business, geopolitical or industry conditions, including as a result of the conflict between Russia and Ukraine and the Israel-Hamas war, inflation, and slow economic growth in the United States;
•A downturn in the economic environment, as well as continued inflationary pressures;
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
•The cost of compliance with existing and new governmental regulations, including climate change legislation, and associated uncertainty given the new administration as a result of the outcome of the 2024 election cycle;
•Changes in trade policies and regulations, including the potential for increases or changes in duties, current and potentially new tariffs or quotas, including the new and rapidly evolving tariffs enacted in February 2025;
•The cost of compliance with regulatory initiatives and stakeholders' pressures, including sustainability and corporate responsibility;
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
•Volatile and/or elevated interest rates and associated central bank policy actions;
•Our ability to access the capital and credit markets or borrow on affordable terms (or at all) to obtain additional capital that we may require;
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

SUMMARY RISK FACTORS
Risks Related to Our Business and Our Industry
•A long-term reduction in the demand for, or production of, natural gas or oil could adversely affect the demand for Kodiak’s business and services or the prices Kodiak charges for Kodiak’s business and services, which could result in a decrease in Kodiak’s revenues.
•The loss of one or more of Kodiak's key customers and/or the deterioration of the financial condition of any of its customers would result in a decrease in Kodiak’s revenues and could adversely affect its financial results and may have a material adverse effect on Kodiak’s financial condition.
•Kodiak faces significant competition that may cause it to lose market share and may have a material adverse effect on its financial condition.
•Kodiak’s customers may choose to vertically integrate their operations by purchasing and operating their own compression fleet, increasing the number of compression units they currently own, or using alternative technologies for enhancing oil production, which may have a material adverse effect on Kodiak's business.
•After the primary term of Kodiak’s contracts, such contracts are cancellable on 30 to 90 days’ notice, and Kodiak cannot be sure that such contracts will be extended or renewed after the end of the initial contractual term, which could adversely impact Kodiak's financial results.
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
•Impairment in the carrying value of long-lived assets, including impairment of goodwill and other intangible assets, could reduce Kodiak’s earnings.
•Kodiak has in the past been, and may in the future be, subject to sales tax audits in jurisdictions where Kodiak operates. As a result, Kodiak may incur material unanticipated sales tax liabilities.
•Kodiak might be unable to employ or retain qualified technical personnel, which could hamper its present operations, limit its ability to grow or increase its costs.
•Kodiak depends on a limited number of suppliers, and particularly as a result of supply-chain and logistics disruptions resulting from geopolitical disruptions and the resulting inflationary environment, is vulnerable to product shortages, long lead times and price increases, which could have a negative impact on Kodiak’s results of operations.
•Kodiak's operations entail inherent risks that may result in interruption of Kodiak’s operations and/or substantial liability. Kodiak does not insure against all potential losses and could be seriously harmed by unexpected liabilities.
Risks Related to Regulatory Matters
•Kodiak’s operations are subject to stringent environmental, health and safety regulations and changing expectations of other stakeholders with respect to sustainability practices, and changes in these regulations and/or expectations could increase Kodiak’s costs or liabilities.
•Kodiak’s financial results could be significantly impacted by uncertainty in U.S. trade policy, including uncertainty surrounding changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments.
•Kodiak may be involved in legal proceedings that could result in substantial liabilities.

Risks Related to Intellectual Property, Information Technology and Cybersecurity
•Kodiak faces risks with respect to third parties, both related to legal actions related to their intellectual property or proprietary rights and to their components Kodiak uses in its IT systems that could delay or disrupt its business.
•Kodiak is subject to significant legal and reputational risks and expenses relating to the privacy, use and security of employee and customer information, which could negatively affect Kodiak’s business, financial condition or results of operations.
•Kodiak has experienced cybersecurity incidents or IT system disruptions in the past, and cybersecurity breaches or IT system disruptions may adversely affect Kodiak’s business in the future.
•Kodiak’s ability to manage its business and monitor its results is highly dependent upon information and communication systems, and a failure of these systems or its enterprise resource planning (“ERP”) system could disrupt its business and any intended benefits related to ERP system projects may be negligible or nonexistent.
Risks Related to Kodiak’s Relationship with EQT
•EQT controls a significant percentage of Kodiak’s voting power, and it is subject to contractual restrictions that may affect Kodiak Holdings’ exercise of its rights to approve corporate actions.
•EQT may have interests that conflict with the interests of Kodiak’s other stockholders, including EQT's in relation to corporate opportunities that may otherwise be available to Kodiak, and the resolution of these conflicts of interest may not be in Kodiak's or your best interests.
Risks Related to Kodiak’s Indebtedness
•Kodiak’s substantial indebtedness could adversely affect its financial condition and impair Kodiak’s ability to operate its business, and may result in an inability to generate cash sufficient to service all of its indebtedness.
•The terms of the ABL Credit Agreement and the Indenture will restrict Kodiak’s current and future operations, particularly Kodiak’s ability to respond to changes or to take certain actions.
•Kodiak’s variable rate indebtedness subjects it to interest rate risk, which could cause its debt service obligations to increase significantly.
Risks Related to Owning Kodiak Common Stock
•The Kodiak Charter and Kodiak Bylaws contain provisions that could delay, discourage or prevent a takeover attempt even if a takeover might be beneficial to Kodiak’s stockholders, and such provisions may adversely affect the market price of Kodiak Common Stock.
•Kodiak cannot assure you that it will be able to pay dividends on the Kodiak Common Stock.
•The U.S. federal income tax treatment of distributions on common stock to a U.S. holder will depend upon Kodiak’s tax attributes and the U.S. holder’s tax basis in the common stock, which are not necessarily predictable and can change over time.
•Taking advantage of the reduced disclosure requirements applicable to “emerging growth companies” may make Kodiak Common Stock less attractive to investors.

Part I
Item 1.    Business
Overview
We are a leading provider and operator of large horsepower contract compression infrastructure in the U.S. Our wholly-owned subsidiary Kodiak Services was formed in 2011, and we have been operating compression infrastructure since that time. On July 3, 2023, we completed our IPO and our common stock is currently trading on the New York Stock Exchange ("NYSE") under the ticker symbol "KGS."
On April 1, 2024, we completed the acquisition of CSI Compressco, pursuant to the terms of the Merger Agreement. CSI Compressco unitholders received 0.086 shares of common stock for each CSI Compressco common unit owned. CSI Compressco unitholders that met certain criteria and that so elected (the “Electing Unitholders”) received 0.086 limited liability company common units (“OpCo Units”) representing economic interests in Kodiak Services (along with an equal number of shares of non-economic voting preferred stock of Kodiak) for each CSI Compressco common unit they held. At the option of the holder, each such Opco Unit is redeemable for one share of our common stock (along with cancellation of a corresponding share of preferred stock of Kodiak), following a 180 day post-closing lock-up period and subject to certain conditions.
In connection with the CSI Acquisition, we re-evaluated our reportable segments. Our determination of reportable segments was made on the basis of our strategic priorities within each segment and corresponds to the manner in which our chief operating decision maker reviews and evaluates operating performance to make decisions about resources to be allocated to the segment. As a result, our business is managed through the following two operating segments: Contract Services and Other Services. The results of operations of CSI Compressco are reflected in our accompanying consolidated financial statements from the closing date of the acquisition through December 31, 2024. Results for the periods prior to April 1, 2024 do not include the financial and operating results of CSI Compressco. As such, our historical results of operations are not comparable from period to period and may not be comparable to our financial results of operations in future periods.
Our Contract Services and related services are critical to our customers’ ability to reliably produce, gather and transport natural gas and oil. We are a market leader in the Permian Basin, which is the largest producing natural gas and oil basin in the U.S. We operate our large horsepower compression units under fixed-revenue term contracts with many upstream and midstream customers. We believe large horsepower compression units serve more stable applications, receive longer initial contracts, are more likely to be renewed, and produce higher margins, ultimately generating recurring cash flow and return on invested capital. When properly maintained, our compression assets have long useful lives, consistent with the expected production lives of the key regions where we operate. We believe our customer-centric business model positions us as the preferred contract compression operator for our customers and creates long-standing relationships. We strategically invest in the training, development, and retention of our highly skilled and dedicated employees and believe their expertise and commitment to excellence enhances and differentiates our business model. Furthermore, we maintain an intense focus on being one of the most sustainable and responsible operators of contract compression infrastructure.
Our other services (“Other Services”) consist of a broad range of services to support the needs of our customers, including station construction, customer-owned compression maintenance and overhaul, freight and crane charges, parts sales and other ancillary time and material-based offerings. Our Other Services offerings are often cross-sold with Contract Services, bolstering cash flow generation with no associated capital expenditures.
We focus on and are an industry leader in large horsepower compression. Approximately 78% of our 4.4 million overall fleet horsepower is categorized as large horsepower, which we define as horsepower in an amount greater than 1,000 arising from a single unit. Due to lower initial reservoir pressures, production from unconventional resources such as the Permian Basin and Eagle Ford Shale requires significantly more compression horsepower than from conventional production. This need for additional horsepower in those regions supports our large horsepower strategy. Additionally, increased demand for large horsepower infrastructure is driven by multi-well pad drilling, overall well density, and large-scale gathering systems.
We believe the quality of our relationships with our customers, the historical reliability of our Contract Services and the structure of our contracts produce stable, recurring cash flow. The combination of the reliability and critical nature of our assets, the strong capabilities of our work force, the strength of our customer relationships and contract structures, and our market leadership in the prolific Permian Basin have resulted in a historically high fleet utilization for our company. We are focused on being a resilient and sustainable enterprise and we seek to be a responsible operator that provides safe, reliable and efficient energy solutions. We will continue to innovate processes and technologies to assist our customers in meeting their emission reduction goals, while striving to provide a safe, inclusive and supportive environment for our employees and the communities where we operate. Finally, we operate our business with integrity and ethics and maintain a corporate governance structure that includes appropriate oversight and transparency in all aspects of our operations.
Our Operations
Our business model is focused on large horsepower Contract Services, which we believe is central to our customers’ efforts to meet the expected growing natural gas and oil demand from the Permian Basin and other regions in the U.S. Large horsepower Contract Services tend to garner longer-term contracts than small horsepower Contract Services and, as a result, we believe large horsepower Contract Services provide us with better predictability of revenues and cash flows. We believe our focus on customer service in top-tier regions, and the critical nature of our assets results in long-term customer relationships and enhanced financial stability for our business.
Our preventative and predictive maintenance and overhaul programs are designed to maximize mechanical availability and extend the useful lives of our assets over multiple decades. Our highly standardized fleet also enables streamlined and systematic training and on-site maintenance, which contributes to increased equipment reliability and mechanical availability. We continue to implement advanced systems to proactively analyze and monitor the operating conditions of our equipment, with a focus on maximizing uptime.
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
Business Segments
Our business is organized into two reportable segments: Contract Services and Other Services. Contract Services consists of operating Company-owned and customer-owned compression and gas treating and cooling infrastructure to enable the production, gathering, processing and transportation of natural gas and oil. Other Services consists of a broad range of services to support the needs of our customers, including station construction, customer-owned compression maintenance and overhaul, freight and crane charges, parts sales and other ancillary time and material-based offerings. Our Other Services offerings are often cross-sold with Contract Services, bolstering cash flow generation with no associated capital expenditures.
Our Assets
Our compression asset base includes both high-quality, large and medium & small horsepower units. These assets serve as essential infrastructure in high-volume gas gathering systems, processing facilities, multi-well gas lift applications, and natural gas transmission systems. The horsepower our fleet provides is characterized by a focus on large horsepower compression units, which aligns with the evolving industry demand for such units. Large compression units enable multi-well pad development, reduce downtime, improve overall unit economics and provide lower emissions per horsepower relative to small horsepower compression units. Fleet standardization and continued geographic concentration allow us to lower our cost of operations and improve margins through economies of scale.
Below is a tabular overview of our fleet by horsepower as of December 31, 2024:

	Fleet Horsepower	Percent of Total Horsepower	Number of Units	Percent of Units
Large horsepower >1,000 horsepower	3,428,062	78%	2,100	41%
Medium & small horsepower <1,000 horsepower	974,685	22%	2,969	59%
Total	4,402,747	100%	5,069	100%
We have standardized our fleet and operational processes, creating an effective fleet maintenance program and spare parts inventory, and efficient and resilient supply chain. Additionally, our assets are designed to serve a wide variety of large horsepower applications, such as gathering, processing and transportation of natural gas and centralized gas lift of oil.

Our Key Areas of Operation
We strategically focus on deploying our compression assets in leading onshore U.S. regions with superior hydrocarbon well and long production horizons. We believe partnering with top-tier customers in regions with multi-decade resource life will support continued strong utilization and recontracting of our assets through energy industry and broader macroeconomic cycles.
As of December 31, 2024, approximately 82% of our compression assets were deployed in the Permian Basin and Eagle Ford Shale, which the United States Energy Information Administration (“EIA”) expects to maintain significant production volumes through at least 2050. We believe these two regions have some of the largest and lowest-cost unconventional resources in the U.S. Additionally, there are significant liquefied natural gas (“LNG”) export projects in development, and overall U.S. LNG export capacity is expected to double by 2030, according to the EIA. We expect this to translate into continued Permian Basin and Eagle Ford Shale natural gas production growth, requiring substantial additional compression horsepower. We believe the U.S. will play an increasingly important role in global energy security, as the world continues to require reliable and growing natural gas and oil production to support increasing global energy demand. In addition to the Permian Basin and Eagle Ford Shale, we have assets located in the Powder River Basin, Mid-Continent Region, DJ Basin, Appalachian Basin, Barnett Shale / East Texas Region and Black Warrior Basin.
Customers
We have developed long-term commercial relationships with premier upstream and midstream customers in our key areas of operations. We believe alignment with our customers’ goals is a key differentiator to our business, and we have built a reputation backed by our mechanical availability to earn and strengthen customer loyalty. We believe mechanical availability is a critical consideration for a customer in making its contract compression decisions. We prioritize maintaining a high level of mechanical availability, which maximizes total customer operational uptime and revenue stability. We believe these factors make us a leading choice for our customers.
We have developed a systematic and selective customer evaluation methodology, based on key criteria that include customers' credit rating, size, and geological asset quality. For the years ended December 31, 2024, 2023 and 2022, our four largest customers accounted for approximately 32%, 33%, and 36%, respectively, of our total revenues. Each of these customers is a S&P 500 constituent and investment grade-rated upstream or midstream company active in the Permian Basin. There was one customer accounting for more than 10% of total revenues in each of 2024, 2023 and 2022.
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
Part of our strategy includes owning a lower-emissions fleet capable of operating in regions with the most stringent U.S. regulatory requirements (emissions of 0.5g NOx or less). We believe it is imperative that we continue to develop and implement innovative strategies and technologies that further reduce emissions intensity and improve the operational reliability of our business. Many of our upstream and midstream customers have significantly increased their commitments to reduce emissions and rely on us to help them achieve their reduction goals.
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
Our people are vital to the success of our business. As a result, we have developed a robust safety culture that permeates all aspects of our business. Our comprehensive training program emphasizes safety, improving technical skills and professional development for employees across functional areas. This program is further bolstered through a virtual training program to better prepare our employees to safely address situations in the field. We created the Kodiak Cares Foundation to support employees and charitable causes in the communities in which we live and operate. We are also committed to supporting veterans and do so through our recruiting and hiring efforts, as well as supporting several causes that assist veterans and active-duty military.

Compression Industry
Compression is a mechanical process whereby natural gas is compressed to a smaller volume resulting in higher pressures. This process is critical for the production, gathering, and transportation of natural gas is a core component of one of the leading artificial lift technologies utilized in oil production. Without the increased pressure, gas cannot flow from the wellhead to end-markets. With the development of unconventional natural gas and oil resources, compression infrastructure becomes even more critical for the following reasons:
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
Given the essential nature of their operations, compression infrastructure providers benefit from stable cash flows and fixed-revenue contracts. Furthermore, large horsepower compression infrastructure is costly to install and move, and, therefore, many operators choose to outsource all or a portion of their compression infrastructure requirements so that they may deploy capital into their core business. By outsourcing, operators can more efficiently address their changing compression needs over time and are able to benefit from the specialized personnel and technical skills that compression infrastructure providers offer.
We believe U.S. compression infrastructure industry growth will be supported by the following factors:
•Continued, growing demand for U.S. natural gas driven principally by domestic natural gas consumption in the power sector, and exports of U.S.-produced natural gas and LNG.
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
•The prevalence of U.S. oil and gas producers in key unconventional basins like the Permian Basin and the Eagle Ford Shale to rely on centralized gas lift as one of the more effective and efficient artificial lift technologies for the production of crude oil.
General Contract Services Contract Structures
The following discussion describes the material terms generally common to our Contract Services contracts allocated to our Contract Services reporting unit. We maintain a general gas compression agreement with each of our customers and separate addenda for each compression unit.
Term and Termination
Our contracts typically have a primary term length between one and seven years, depending on the customer, application, location, and size of the compression unit, with large horsepower typically contracted for a primary term of three or more years. After the expiration of the primary term, our contracts continue on a month-to-month basis until renewed or until the contract is terminated by us or our customer, upon written notice. As of December 31, 2024, approximately 11.3% of our revenue-generating horsepower was on a month-to-month contract term.
Mechanical Availability Guarantee and Operations Standards and Specifications
All of our contracts provide a guarantee of specified mechanical availability. Our Contract Services equipment is typically mechanically available during instances of downtime attributable to events of force majeure or acts or failures to act by the customer (i.e., production-related downtime). Our Contract Services equipment is typically not mechanically available during all other instances of downtime including, without limitation, our scheduled and unscheduled maintenance.

We provide Kodiak-owned Contract Services under contracts that typically provide that we will supply all compression equipment, tools, parts and field service support to meet our customers’ requirements. Our contracts typically do not specify the compression equipment we will use; instead, the contracts typically specify required operating conditions and, in consultation with the customer, we determine what equipment is necessary to meet our contractual commitments.
Fees, Taxes and Expenses
Our customers typically pay a fixed monthly fee for our Contract Services similar to midstream “take-or-pay contracts.” The majority of our contracts include an annual inflation adjustment. Generally, we bill for our Contract Services on the 15th day of a month for the following month’s Contract Services (i.e., pre-billed) or at the beginning of the month for which our Contract Services are to be provided. Payments are generally due within 30 days of the invoice date. We are generally responsible for the costs and expenses associated with operation and maintenance of our equipment, although certain fees and expenses are the responsibility of our customers under the terms of our contracts. For example, fuel gas necessary to operate our compression equipment is provided by our customers without cost to us. Further, ad valorem or business personal property taxes assessed on our compression equipment are generally reimbursed by our customers, as well as any sales tax related to our Contract Services. Additionally, our customers are typically responsible for any damage to our compression equipment caused by contaminants or liquid carryover in the compressed gas stream or inferior fuel gas.
We generally own the compression equipment in our fleet that we use to provide Contract Services, and we typically bear the risk of loss or damage to our equipment and tools and injury or death to our personnel outside the exceptions set forth in the contracts. Additionally, substantially all of our contracts include provisions eliminating our liability for consequential damages (e.g., damage to formations, lost production, damage to production equipment, etc.).
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
Marketing and Sales
Our marketing and customer service functions are performed on a coordinated basis by our sales and operations teams. Sales, fleet and operations personnel analyze and scope new compression applications. Additionally, our salespeople regularly visit our customers to ensure customer satisfaction, to determine a customer’s needs related to existing Contract Services being provided and to determine the customer’s future compression requirements. This ongoing communication allows us to quickly identify and respond to our customers’ compression requirements and gives us significant insight into their activities.
Suppliers and Service Providers
We rely primarily on a small number of key vendors to manufacture, package and assemble our compression equipment. Although we rely primarily on these suppliers, we believe alternative sources for natural gas compression equipment are generally available if needed.
Competition
The contract compression and related services business is competitive. On a regional basis, we experience competition from numerous companies that may be able to adapt to changes more quickly within our industry and changes in economic conditions, more readily take advantage of available opportunities and adopt more aggressive pricing policies. We believe that we compete effectively based on our customer-centric business model, flexibility in meeting customer needs, price, equipment availability, quality and reliability of our Contract Services.
Seasonality
Our results of operations have not historically been materially affected by seasonality, and we do not currently have reason to believe that seasonal fluctuations will have a material impact in the foreseeable future.

Operating Risks and Insurance
We believe that our insurance coverage is customary for the industry and adequate for our business. As is customary in the compression industry, we review our safety equipment and procedures and carry insurance against most, but not all, risks of our business. Losses and liabilities not covered by insurance would increase our costs. The compression business can be hazardous, involving unforeseen circumstances, such as uncontrollable flows of gas or well fluids, fires and explosions or environmental damage. To address the hazards inherent in our business, we maintain insurance coverage that, subject to certain deductibles, includes physical damage coverage, third-party general liability insurance, employer’s liability, environmental and pollution and other coverage, although coverage for environmental and pollution related losses is subject to certain limitations. Under the terms of our standard Contract Services contract, we are responsible for maintaining insurance coverage on our compression equipment. No accidents or incidents have occurred that have caused us to experience a material adverse effect.
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
Air Emissions
The Clean Air Act (“CAA”) and comparable state laws regulate emissions of air pollutants from various industrial sources, including natural gas compressors, and impose certain monitoring and reporting requirements. Such emissions are regulated by air emissions permits, which are applied for and obtained through various state or federal regulatory agencies. Our standard natural gas Contract Services contract provides that the customer is responsible for obtaining air emissions permits and assuming the environmental risks related to site operations. In some instances, our customers may be required to aggregate emissions from a number of different sources on the theory that the different sources should be considered a single source. Any such determinations could have the effect of making projects more costly than our customers expected and could require the installation of more costly emissions controls, which could cause some of our customers not to pursue certain projects.

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
Climate Change
Climate change and greenhouse gas ("GHG") emissions reduction initiatives continue to attract considerable public and scientific attention. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas, are examples of GHGs. In recent years, the U.S. Congress has considered legislation to restrict or regulate GHG emissions. The $1 trillion legislative infrastructure package passed by Congress in November 2021 includes a number of climate-focused spending initiatives targeted at climate resilience, enhanced response and preparation for extreme weather events and clean energy and transportation investments. In addition, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) also provides significant funding for research and development of low-carbon energy production methods, carbon capture and other programs directed at addressing climate change. A number of states have also begun to address GHG emissions, primarily through the planned development of emissions inventories or regional GHG cap and trade programs. Depending on the particular program, we could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations. The Inflation Reduction Act also amends the CAA to include a Methane Emissions Waste Reduction Incentive Program for petroleum and natural gas systems, which requires the EPA to impose a “waste emissions charge” on certain oil and gas sources that are already required to report under the EPA's Greenhouse Gas Reporting Program. In order to implement the program, the Inflation Reduction Act required revisions to GHG reporting regulations for petroleum and natural gas systems (Subpart W) by 2024. In May 2024, the Environmental Protection Agency (“EPA”) finalized a rule to expand the scope of the Greenhouse Gas Reporting Program for petroleum and natural gas facilities, as required by the Inflation Reduction Act. Among other things, the rule expands the emissions events that are subject to reporting requirements to include “other large release events” and applies reporting requirements to certain new sources and sectors. The rule took effect on January 1, 2025 for reporting year 2025 (due March 2026) in certain circumstances, with GHG reporting required for reporting year 2024 (due March 2025) in certain circumstances. In November 2024, the EPA finalized a rule implementing the Inflation Reduction Act’s methane emissions charge. The rule includes methodologies for calculating the amount by which a facility’s reported methane emissions are below or exceed the waste emissions thresholds and addresses certain exemptions created by the Inflation Reduction Act. The methane emissions charge imposed under the Methane Emissions and Waste Reduction Incentive Program for calendar year 2024 is $900 per ton emitted over annual methane emissions thresholds, and increases to $1,200 in 2025, and $1,500 in 2026. However, a proposed resolution has recently been filed in Congress under the Congressional Review Act to disapprove the methane emissions charge rule.
Independent of Congress, the EPA has promulgated regulations controlling GHG emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their GHG emissions (as discussed above). In addition, the EPA rules provide air permitting requirements for certain large sources of GHG emissions. The requirement for certain large sources of GHG emissions to obtain and comply with permits could affect some of our and our customers’ largest new or modified facilities going forward but is not expected to cause us to incur material costs. As noted in the risk factors below (see “Risk Factors—Risks Related to Our Business and Our Industry—New regulations, proposed regulations and proposed modifications to existing regulations under the CAA, if implemented, could result in increased compliance costs and changes in customers’ demand and desired suppliers”). For example, the EPA has undertaken efforts to regulate emissions of methane (considered a GHG) in the natural gas and oil sector, with the adoption of additional, more stringent rules. In 2015, the EPA finalized a performance standard that sets limits for stationary natural gas combustion turbines based on the use of natural gas combined cycle technology. In April 2024, the EPA issued a final rule that revises the limits for new gas-fired combustion turbines, existing coal, oil- and gas-fired steam generating units and certain existing gas-fire combustion turbines.
At the international level, the U.S. joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France (“COP21”), which resulted in an agreement intended to nationally determine the participants’ contributions and set GHG emission reduction goals every five years beginning in 2020 (the “Paris Agreement”). While the Paris Agreement does not impose direct requirements on emitters, national plans to meet its pledge could result in new regulatory requirements or initiatives. However, in January 2025, President Trump withdrew the United States from the Paris Agreement. Consequently, we cannot predict whether these pledges made during these international climate change meetings will result in any particular new regulatory requirements or initiatives or whether such requirements or initiatives will cause us to incur material costs should the U.S.'s participation in the Paris Agreement again change in the future. Various state and local governments have also publicly committed to furthering the goals of the Paris Agreement.

Additionally, in March 2022, the U.S. Securities and Exchange Commission (“SEC”) issued a proposed rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors. The proposed rule would require registrants to include certain climate-related disclosures in their registration statements and periodic reports, including, but not limited to, information about the registrant’s governance of climate-related risks and relevant risk management processes; climate-related risks that are reasonably likely to have a material impact on the registrant’s business, results of operations, or financial condition and their actual and likely climate-related impacts on the registrant’s business strategy, model, and outlook; climate-related targets, goals and transition plan (if any); certain climate-related financial statement metrics in a note to their audited financial statements; Scope 1 and Scope 2 GHG emissions; and Scope 3 GHG emissions and intensity, if material, or if the registrant has set a GHG emissions reduction target, goal or plan that includes Scope 3 GHG emissions. However, in April 2024, the SEC voluntarily stayed the effectiveness of the rule, pending completion of judicial review, and the new administration has requested the court to refrain from proceeding while the rule undergoes review. Thus, the ultimate scope and impact on our business is uncertain, but compliance with the rule, if it takes effect, may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on our personnel, systems and resources.
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
The definition of WOTUS and, relatedly, the scope of federal CWA jurisdiction, have been the subject of notable rule making efforts and judicial challenges over several decades, culminating in a recent U.S. Supreme Court decision issued in May 2023. In 2015, the EPA and the U.S. Army Corps of Engineers (“Corps”) issued a rule defining the scope of the EPA’s and the Corps’ jurisdiction over WOTUS under the CWA, which never took effect before being replaced by the Navigable Waters Protection Rule (“NWPR”) in 2020. A coalition of states and cities, environmental groups and agricultural groups challenged the NWPR, which was vacated by a federal district court in August 2021. The EPA and the Corps issued a final rule in January 2023 that based the definition of WOTUS on the pre-2015 definition. Separately, in May 2023, the U.S. Supreme Court’s decision in Sackett v. EPA narrowed federal jurisdiction over wetlands to “traditional navigable waters” and wetlands or other waters that have a “continuous surface connection” with or are otherwise indistinguishable from traditional navigable water. In September 2023, EPA and the Corps published a direct-to-final rule that conforms the regulatory definition of WOTUS to the Supreme Court’s May 2023 decision in Sackett. However, litigation opposing the September 2023 final rule remains ongoing and substantial uncertainty exists with respect to future implementation of the September 2023 rule and the scope of CWA jurisdiction more generally. In addition, in an April 2020 decision defining the scope of the CWA that was issued days after the NWPR was published, the U.S. Supreme Court held that, in certain cases, discharges from a point source to a WOTUS through groundwater require a permit if the discharge is the “functional equivalent” of a direct discharge. The Court rejected the EPA and the Corps’ assertion that groundwater should be totally excluded from the CWA. In November 2023, the EPA issued draft guidance describing the functional equivalent analysis and the information that should be used to determine which discharges through groundwater may require a permit. If finalized, the guidance could subject previously unregulated discharges to CWA permit requirements. As a result, future implementation is uncertain at this time. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. Spill prevention, control and countermeasure plan requirements imposed under the CWA require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a hydrocarbon tank spill, rupture or leak. The CWA and analogous state laws also require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The Oil Pollution Act of 1990, as amended (the “OPA”), amends the CWA and establishes strict liability and natural resource damages liability for unauthorized discharges of oil into waters of the U.S. The OPA requires owners or operators of certain onshore facilities to prepare facility response plans for a discharge of oil into waters of the United States.
Our Contract Services do not currently generate process waste waters that are discharged into waters of the United States and we do not foresee this occurring in the future. In any event, our customers assume responsibility under the majority of our standard gas compression agreements for obtaining any permits that may be required under the CWA, whether for discharges or developing property by filling wetlands. Considerable legal uncertainty exists surrounding the standard for what constitutes jurisdictional waters and wetlands subject to the protections and requirements of the CWA.
Safe Drinking Water Act
A significant portion of our customers’ hydrocarbon production is developed from unconventional sources that require hydraulic fracturing as part of the completion process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the rock formation to stimulate hydrocarbon production. Increased regulation under the Safe Drinking Water Act could lead to greater opposition to, and litigation concerning, natural gas and oil activities utilizing hydraulic fracturing or injection wells for waste disposal, which could indirectly impact our business, financial condition and results of operations.
We cannot predict the future of any such legislation and what additional, if any, regulations, restrictions and permits. Adoption of such new laws and regulations at the federal or state level or the development of new interpretations of those requirements by the agencies that issue the required permits could lead to operational delays, increased operating costs and process prohibitions that could reduce demand for our Contract Services, which would materially adversely affect our revenue and results of operations.
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
While we do not currently own or lease any facilities or properties for storage or maintenance of our inactive contract services equipment, we may use third-party properties for such storage and possible maintenance and repair activities. Additionally, our active contract services equipment typically is installed on properties owned or leased by third-party customers and operated by us pursuant to terms set forth in the contracts executed by those customers. Under most of our contracts, our customers must contractually indemnify us for certain damages we might incur as a result of the release into the environment of hazardous and toxic substances. We are not currently responsible for any remedial activities at any properties we use; however, there is always the possibility that our future use of those properties may result in spills or releases of petroleum hydrocarbons, wastes or other regulated substances into the environment that may cause us to become subject to remediation costs and liabilities under CERCLA, RCRA or other environmental laws. We cannot provide any assurance that the costs and liabilities associated with the future imposition of such remedial obligations upon us would not have a material adverse effect on our operations or financial position.
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
Human Capital
Employees
As of December 31, 2024, we had approximately 1,300 full-time employees. Some employees in Mexico are subject to collective bargaining agreements.
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
Talent Development
We invest significant resources to develop the talent needed to provide our industry-leading Contract Services. We work closely with suppliers to develop training programs for our field service technicians. Our field service technicians are supported by a dedicated training team. Additionally, we offer a number of non-technical, targeted skills-based and career-enhancing training programs, including technical orientation for non-technical employees, supervisor coaching, performance management and conflict resolution. Our talent development programs provide employees with the resources they need to help achieve their career goals, build management skills and lead their organizations.
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
Recent Developments
CSI Acquisition
On April 1, 2024, we completed the CSI Acquisition, pursuant to the terms of the Merger Agreement. CSI Compressco unitholders received 0.086 shares of common stock for each CSI Compressco common unit owned. The Electing Unitholders received 0.086 OpCo Units representing economic interests in Kodiak Services (along with an equal number of shares of non-economic voting preferred stock of Kodiak) for each CSI Compressco common unit they held. At the option of the holder, each OpCo Unit is redeemable for one share of our common stock (along with cancellation of a corresponding share of preferred stock of Kodiak), following a 180 day post-closing lock-up period and subject to certain conditions.

Offerings and Share Repurchases
On September 11, 2024, Frontier TopCo Partnership, L.P. (“Kodiak Holdings”), an affiliate of EQT AB and holder of record of Kodiak Gas Services, Inc. common stock, sold 7,000,000 shares of common stock to the public pursuant to an underwritten offering (the “September Secondary Offering”). We did not receive any proceeds from the September Secondary Offering. On September 11, 2024, we also repurchased 1,000,000 shares from Kodiak Holdings in a private transaction (the “September Share Repurchase”). The September Share Repurchase was consummated at a price of $25.00 per share for an aggregate purchase price of $25.0 million. The shares of common stock purchased in the September Share Repurchase were recorded as treasury stock.
In November 2024, the Board of Directors at Kodiak (the "Kodiak Board") approved a share repurchase program to buy up to an aggregate of $50 million of our outstanding common stock (the “Share Repurchase Program”). The Share Repurchase Program commenced on November 13, 2024 and expires on December 31, 2025. We expect shares to be acquired from time to time in open-market transactions or through privately negotiated transactions at our discretion, subject to market conditions, applicable legal requirements and other relevant factors. We expect any purchases to be funded by cash on hand, cash flow from operations and short-term borrowings. As of December 31, 2024, 434,783 shares have been repurchased under the Share Repurchase Program as further detailed below.
On November 18, 2024, Kodiak Holdings, sold 6,565,217 shares of common stock to the public pursuant to an underwritten offering (the “November Secondary Offering”). We did not receive any proceeds from the November Secondary Offering. On November 18, 2024, we repurchased 434,783 shares from Kodiak Holdings in a private transaction (the “November Share Repurchase”) pursuant to the Share Repurchase Program. The November Share Repurchase was consummated at a price of $34.50 per share for an aggregate purchase price of $15.0 million. The shares of common stock purchased in the November Share Repurchase were recorded as treasury stock.
On December 12, 2024, Kodiak Holdings sold 5,500,000 shares of common stock to the public pursuant to an underwritten offering (the "December Secondary Offering"). We did not sell any shares of common stock nor did we receive any proceeds from the December Secondary Offering. The December Secondary Offering closed on December 13, 2024.
Dispositions
On September 12, 2024, the Company sold certain property, plant and equipment and other assets in the U.S. as well as our legal entity in Canada to a third-party buyer. The majority of the operations were included in the Contract Services segment through the date of sale. At the disposal date, total net assets sold were approximately $18.0 million, consisting primarily of compression equipment, inventory, and other assets. Upon disposition, we incurred a loss of approximately $7.0 million included in loss (gain) on sale of assets in our consolidated statements of operations for the year ended December 31, 2024.
On December 9, 2024, we sold certain assets and our legal entity in Argentina. The transaction constituted the sale of a business for accounting purposes. Total assets sold primarily consisted of approximately $10.8 million in property, plant and equipment, $2.7 million in accounts receivable, and $2.2 million in inventory. We recognized a loss of $13.6 million, which is included in loss (gain) on sale of assets in our consolidated statements of operations for the year ended December 31, 2024.
Dividends
On February 21, 2025, Kodiak paid a cash dividend of $0.41 per share to all holders of Kodiak Common Stock as of the close of business on February 14, 2025, resulting in an aggregate payment of approximately $36.0 million.
Available Information
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, other reports and amendments to those reports with the SEC. Our website address is http://www.kodiakgas.com. We make available, free of charge at the “Investor Relations” section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. We also use our website as a means of disclosing additional information, including for complying with our disclosure obligations under the SEC’s Regulation FD (Fair Disclosure). The information contained on our website does not constitute part of this Annual Report. We will provide electronic or paper copies of our filings free of charge upon request.
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
Risks Related to Our Business and Our Industry
A long-term reduction in the demand for, or production of, natural gas or oil could adversely affect the demand for Kodiak’s business and services or the prices Kodiak charges for Kodiak’s business and services, which could result in a decrease in Kodiak’s revenues.
The demand for Kodiak’s business and services depends upon the continued demand for, and production of, natural gas and oil. The natural gas and oil industry is historically cyclical with levels of activity that are significantly affected by the levels and volatility of natural gas and oil prices. Kodiak may experience fluctuations in operating results as a result of the reactions of Kodiak’s customers to changes in natural gas and oil prices. Demand may be affected by, among other factors, natural gas prices, oil prices, weather, availability of alternative energy sources, governmental regulation and the overall demand for energy. Any prolonged, substantial, material reduction in the demand for natural gas or oil would likely depress the level of production activity and result in a decline in the demand for Kodiak’s business and services, which could result in a reduction in Kodiak’s revenues.
The loss of one or more of Kodiak's key customers and/or the deterioration of the financial condition of any of its customers would result in a decrease in Kodiak’s revenues and could adversely affect its financial results and may have a material adverse effect on Kodiak’s financial condition.
The loss of one or more of Kodiak's key customers may have a material adverse effect on its business, results of operations and financial condition. See Part II, Item 7.A, Concentration Risk, within this Annual Report for quantification of customer concentration. Further, during times when the natural gas or oil markets weaken, Kodiak’s customers are more likely to experience financial difficulties, including being unable to access debt or equity financing, which could result in a reduction in Kodiak’s customers’ spending for Kodiak’s services. A significant decline in commodity prices may cause certain of Kodiak’s customers to reconsider their near-term capital budgets, which may impact large-scale natural gas infrastructure and oil production activities. Reduced demand for Kodiak’s services could adversely affect its business, results of operations, financial condition and cash flows.
Kodiak faces significant competition that may cause it to lose market share and have a material adverse effect on its financial condition.
The compression business is competitive. Kodiak’s ability to renew or replace existing contracts with its customers at rates sufficient to maintain current revenue and cash flows could be adversely affected by the activities of Kodiak’s competitors and Kodiak’s customers. If Kodiak’s competitors substantially increase the resources they devote to the development and marketing of competitive services or substantially decrease the prices at which they offer their services, Kodiak may be unable to compete effectively. Kodiak’s competitors may be able to adapt more quickly to technological changes within the industry and changes in economic and market conditions and more readily take advantage of acquisitions and other opportunities. In addition, Kodiak could face significant competition from new entrants into its industry. Some of these competitors may expand or construct newer, more powerful or more flexible compression fleets, which would create additional competition for Kodiak. All of these competitive pressures could have a material adverse effect on Kodiak’s business, results of operations and financial condition.
Kodiak’s customers may choose to vertically integrate their operations by purchasing and operating their own compression fleet, increasing the number of compression units they currently own, or using alternative technologies for enhancing oil production, which may have a material adverse effect on Kodiak’s business.
Kodiak’s customers that are significant producers, processors, gatherers and transporters of natural gas and oil may choose to vertically integrate their operations by purchasing and operating their own compression fleets in lieu of using Kodiak’s business and services for a variety of reasons, including customer reactions to changes in the pricing of our services, failure to meet certain customer safety standards or any other reason. There are many technologies available for the artificial enhancement of oil production, and Kodiak’s customers may elect to use these alternative technologies instead of the gas lift compression Kodiak provides. Such vertical integration or use of alternative technologies could result in decreased demand for Kodiak’s business and services, which may have a material adverse effect on Kodiak’s business, results of operations and financial condition, and reduce its cash available for distribution.
After the primary term of Kodiak’s contracts, such contracts are cancellable on 30 to 90 days’ notice, and Kodiak cannot be sure that such contracts will be extended or renewed after the end of the initial contractual term. Any such non-renewals, or renewals at reduced rates or the loss of contracts with any significant customer, could adversely impact Kodiak’s financial results.
The length of Kodiak’s Contract Services contracts with customers varies based on operating conditions and customer needs. As of December 31, 2024, approximately 11.3% of Kodiak’s revenue-generating horsepower was on a month-to-month basis with customers who continue to utilize Kodiak’s services following expiration of the primary term of their contracts. These customers can generally terminate their month-to-month Contract Services contracts on 30 to 90 days’ notice. Kodiak cannot be sure that a substantial number of these contracts will be extended or renewed by Kodiak’s customers or that any of Kodiak’s customers will continue to contract with Kodiak. The inability to negotiate extensions or renew a substantial portion of Kodiak’s Contract Services contracts, the renewal of such contracts at reduced rates, the inability to contract for additional services with Kodiak’s customers, or the loss of all or a significant portion of Kodiak’s services contracts with any significant customer, could lead to a reduction in revenue and net income and could require Kodiak to record additional asset impairments. This could have a material adverse effect upon Kodiak’s business, results of operations and financial condition.
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
Kodiak has financed its operating expenses and capital expenditures with a combination of cash provided by operating and financing activities. However, to the extent Kodiak is unable to finance its operating expenses, capital expenditures, scheduled interest and debt repayments and any future dividends with net cash provided by operating activities and borrowings under the ABL Credit Agreement or future financing arrangements, Kodiak may require additional capital. Periods of instability in the capital and credit markets (both generally and in the natural gas and oil industry in particular) could limit Kodiak’s ability to access these markets to raise debt or equity capital on affordable terms, to refinance borrowings under the ABL Credit Agreement or to obtain additional financing. Among other things, Kodiak’s lenders may seek to increase interest rates, enact tighter lending standards, refuse to refinance existing debt at maturity at favorable terms or at all, and may reduce or cease to provide funding to Kodiak. If Kodiak is unable to access the capital and credit markets on favorable terms, or if Kodiak is not successful in raising capital within the time period required or at all, Kodiak may not be able to grow or maintain its business, which could have a material adverse effect on its business, results of operations and financial condition.
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

Impairment in the carrying value of long-lived assets, including impairment of goodwill and other intangible assets, could reduce Kodiak’s earnings.
Kodiak has a significant number of long-lived assets on its consolidated balance sheet. Under generally accepted accounting principles (“GAAP”), Kodiak is required to review its long-lived assets, including goodwill and other intangible assets, for impairment when events or circumstances indicate that the carrying value of such assets may not be recoverable or such assets will no longer be utilized in the operating fleet. If business conditions or other factors cause the carrying value of assets to become unrecoverable, Kodiak may be required to record non-cash impairment charges. Events and conditions that could result in impairment in the value of Kodiak’s long-lived assets include, long-term extended reduction in demand for natural gas and oil, competition, advances in technology, adverse changes in the regulatory environment or other factors leading to a reduction in Kodiak’s expected long-term profitability.
Kodiak has in the past been, and may in the future be, subject to sales tax audits in jurisdictions where Kodiak operates. As a result, Kodiak may incur material unanticipated sales tax liabilities.
Taxing authorities in the jurisdictions in which Kodiak operates have in the past, and may in the future, audit Kodiak or otherwise challenge the amount of sales tax Kodiak has collected or paid. As a result, Kodiak may incur material unanticipated sales tax liabilities. From October 2019 through April 2023, Kodiak received notices of audits from the State of Texas Comptroller’s office for the periods covering December 2015 through November 2023 (the “Sales Tax Audit”). Based on the information currently available, Kodiak has accrued as of December 31, 2024, a contingent liability of $70.1 million for the periods set forth in the notices of audit. This accrual may not be sufficient to cover the expenses and liabilities related to a future audit for such period.
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
Many of the compression units that Kodiak operates are mechanically complex and operate in harsh conditions. Kodiak believes that its success depends upon its ability to employ and retain a sufficient number of technical personnel who have the ability to utilize, enhance and maintain these compression units. Kodiak’s ability to maintain and expand its operations depends in part on its ability to utilize, replace, supplement and increase its skilled labor force. The demand for skilled workers is high, and supply is limited, especially in the Permian Basin. A significant increase in the wages paid by competing employers could result in a reduction of Kodiak’s skilled labor force or cause an increase in the wage rates that Kodiak must pay or both. If either of these events were to occur, Kodiak’s cost structure could increase, and its operations and growth potential could be impaired. Employee turnover may also lead to lost productivity and decrease employee engagement, which could adversely impact Kodiak’s business.
Additionally, Kodiak’s ability to hire, train and retain qualified personnel could become more challenging as Kodiak grows and to the extent energy industry market conditions are competitive. When general industry conditions are favorable, the competition for experienced operational and field technicians increases as other energy and manufacturing companies’ needs for the same personnel increase. Kodiak’s ability to grow or even to continue its current level of service to its current customers could be adversely impacted if Kodiak is unable to successfully hire, train and retain these important personnel. Similarly, Kodiak depends on its ability to hire and retain executive officers, and the departure of any such officers from Kodiak could have a significant effect on its business. In addition, effective succession planning for Kodiak’s employees and expansion planning is important to Kodiak’s long-term success. Failure to achieve these plans could hinder Kodiak’s strategic planning and execution and have a material adverse impact on Kodiak’s business, financial condition or results of operations.
Any unionization efforts or labor regulation changes in certain jurisdictions in which Kodiak operates could divert management’s attention and could have a materially adverse effect on Kodiak’s operating results or limit Kodiak’s operational flexibility.
Kodiak considers its relationship with its employees to be satisfactory, and certain of Kodiak’s employees are represented by a union in collective bargaining with Kodiak. However, efforts could be made by employees and third parties from time to time to unionize portions of Kodiak’s workforce. In addition, Kodiak may be subject to strikes or work stoppages and other labor disruptions in the future. Any unionization efforts, collective bargaining agreements or work stoppages could have a materially adverse effect on Kodiak’s operating results or limit its operational flexibility. Further, our response to any union organizing efforts could negatively impact how our brand is perceived by our employees and customers and have material adverse effects on our business and future results.
Kodiak depends on a limited number of suppliers, and, particularly as a result of supply chain and logistics disruptions resulting from geopolitical disruptions and the resulting inflationary environment, Kodiak is vulnerable to product shortages, long lead times and price increases, which could have a negative impact on Kodiak’s results of operations.
The substantial majority of the components for Kodiak’s natural gas compression equipment are supplied by a limited number of key vendors. Kodiak’s reliance on these suppliers involves several risks, including price increases and a potential inability to obtain an adequate supply of required components in a timely manner on account of supplier nonperformance or otherwise. Kodiak also relies primarily on a limited number of vendors to package and assemble its compression units. Kodiak does not have long-term contracts with these suppliers or packagers, and a partial or complete loss of any of these sources could have a negative impact on Kodiak’s results of operations and could damage its customer relationships. In addition, the preferences of Kodiak’s customers with respect to particular vendors may change, which could require Kodiak to find new vendors. Some of these suppliers manufacture the components Kodiak purchases in a single facility, and any damage to that facility could lead to significant delays in delivery of completed compression units to Kodiak.
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
Kodiak’s gas compression contracts provide a guarantee of specified mechanical availability of 98.0% to 98.5%. The calculation for mechanical availability includes any downtime that is incurred as a result of Kodiak’s operations, such as mechanical shutdowns, maintenance events and repairs or overhauls, but does not include any downtime caused by a mechanical failure or shutdown that occurs as a result of improper gas or objectionable liquids or solids in the gas or fuel stream, insufficient gas available for compression or fuel, any shutdown due to the applicable customer’s production or processing operations, or downtime not directly caused by Kodiak, including downtime due to “force majeure” events, such as acts of God, acts related to terrorism, strikes, lockouts and/or accidents. A failure to satisfy mechanical availability requirements under a contract for three consecutive months could result in termination of the applicable contract by the customer, which could have an adverse effect on Kodiak’s financial results.

Acts or threats of terrorism, acts of war, social unrest, cyber or physical security attacks, and other malicious acts of individuals or groups seeking to disrupt Kodiak's operations could adversely impact Kodiak’s business, financial condition, and results of operations.
Kodiak’s operations are potential targets for terrorist acts and threats, acts of war, social unrest, cyber and physical security attacks, and other disruptive activities of individuals or groups, including by nation states or nation state-sponsored groups. There have been cyber and physical attacks within the energy industry on energy infrastructure in the past and there are likely to be additional attacks in the future. Kodiak and its suppliers and vendors have been subject to, and will likely continue to be subject to, attempts to disrupt operations, any of which could result in a material decrease in revenues and which increase costs to protect, repair, and insure Kodiak’s assets and operate its infrastructure, systems, and business.
Risks Related to Regulatory Matters
Kodiak’s operations are subject to stringent environmental, health and safety regulations and changing expectations of other stakeholders with respect to sustainability practices, and changes in these regulations and/or expectations could increase Kodiak’s costs or liabilities.
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
Kodiak conducts operations in a wide variety of customer locations across the continental U.S. and internationally. Kodiak’s customers are required to hold certain U.S. federal, state or local or other jurisdictional environmental permits or other authorizations and may require new or amended facility permits or licenses from time to time with respect to storm water discharges, hydraulic fracturing, waste handling or air emissions relating to equipment operations, including compression units, which subject Kodiak’s customers to new or revised permitting conditions that may be onerous or with respect to which compliance may be costly. These permits and authorizations frequently contain numerous compliance requirements, including monitoring and reporting obligations and operational restrictions, such as emissions limits. Given the wide variety of locations in which Kodiak’s customers operate, and the number of environmental permits and other authorizations that are applicable to its customers’ operations, Kodiak’s customers may occasionally identify or be notified of violations of or noncompliance with certain requirements existing under various permits or may be required to obtain additional permits. Although Kodiak does not hold the permits, such noncompliance with required permits or the failure to obtain additional permits by Kodiak’s customers could subject its customers to future penalties, operating restrictions, or delays in obtaining new or amended permits which could in turn have a material adverse effect on Kodiak’s business, financial condition and results of operations.
Environmental, health and safety laws and regulations are constantly evolving and may become increasingly complex and more stringent over time. In addition to the evolving regulatory environment, Kodiak may also face pressures from stakeholders, many of whom are focused on climate change, to prioritize sustainable energy practices, reduce Kodiak’s carbon footprint and promote sustainability while at the same time remaining a successfully operating public company, any or all of which may be difficult for Kodiak to achieve on such stakeholders’ desired timeline or at all. Future environmental health and safety laws and regulations (or changes to existing laws and regulations), and potentially future stakeholders' focus on sustainability (or changes to such focus), may additionally negatively impact natural gas and oil exploration, as well as production, gathering and pipeline companies, including Kodiak’s customers, which in turn could have a material adverse effect on Kodiak’s business, financial condition and results of Kodiak’s operations.

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
Additionally, in August 2022, the President of the United States signed into law the Inflation Reduction Act. Among other things, the Inflation Reduction Act includes a methane emissions reduction program that amends the CAA to include a Methane Emissions and Waste Reduction Incentive Program for petroleum and natural gas systems. This program requires the EPA to impose a “waste emissions charge” on certain natural gas and oil sources that are already required to report under the EPA’s Greenhouse Gas Reporting Program. In order to implement the program, the Inflation Reduction Act required revisions to GHG reporting regulations for petroleum and natural gas systems (Subpart W) by 2024. In May 2024, the EPA proposed to expand the scope of the Greenhouse Gas Reporting Program for petroleum and natural gas facilities, as required by the Inflation Reduction Act. Among other things, the rule expands the emissions events that are subject to reporting requirements to include “other large release events” and applies reporting requirements to certain new sources and sectors. The rule took effect on January 1, 2025 for reporting year 2025 (due March 2026) in certain circumstances, with the potential to also impact GHG reporting for reporting year 2024 (due March 2025) in certain circumstances. In November 2024, the EPA finalized a rule implementing the Inflation Reduction Act’s methane emissions charge. The rule includes methodologies for calculating the amount by which a facility’s reported methane emissions are below or exceed the waste emissions thresholds addresses certain exemptions created by the Inflation Reduction Act. The methane emissions charge imposed under the Methane Emissions and Waste Reduction Incentive Program for calendar year 2024 is $900 per ton emitted over annual methane emissions thresholds, and increased to $1,200 in 2025, and will increase to $1,500 in 2026. However, a proposed resolution has recently been filed in Congress under the Congressional Review Act to disapprove the methane emissions charge rule. Implementation of such programs could increase Kodiak’s operating costs and accelerate the transition away from fossil fuels, which could in turn have an adverse impact on Kodiak’s customers and thus adversely impact Kodiak’s business.
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
The EPA has promulgated regulations controlling GHG emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their GHG emissions. In April 2024, the EPA also issued a final rule with CAA emission limits for new gas-fired combustion turbines, existing coal, oil- and gas-fired steam generating units and certain existing gas fire combustion turbines. In addition, the EPA rules provide air permitting requirements for certain large sources of GHG emissions. The requirement for certain facilities and large sources of GHG emissions to obtain and comply with permits will affect some of Kodiak’s customers’ largest new or modified facilities going forward but is not expected to cause Kodiak to incur material costs. The EPA has also developed rules to regulate emissions of methane, considered a GHG, from existing, new, modified and reconstructed sources in the natural gas and oil sector. However, a proposed resolution has recently been filed in Congress under the Congressional Review Act to disapprove the methane emissions charge rule.
At the international level, the U.S. joined the international community at COP21, which resulted in the Paris Agreement. While the Paris Agreement does not impose direct requirements on emitters, national plans to meet its pledge could result in new regulatory requirements. In April 2021, the previous administration announced a new “nationally determined contribution” for U.S. GHG emissions that would achieve emissions reductions of at least 50% relative to 2005 levels by 2030. However, in January 2025, President Trump withdrew the United States from the Paris Agreement. Consequently, Kodiak cannot predict whether these pledges by the previous administration made in connection with the Paris Agreement will result in any particular new regulatory requirements or initiatives or whether such requirements or initiatives will cause Kodiak to incur material costs should the U.S.'s participation in the Paris Agreement again change in the future. Additionally, the SEC issued a proposed rule in March 2022 that would mandate extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and GHG emissions, for certain public companies. However, in April 2024, the SEC voluntarily stayed the effectiveness of the rule, pending completion of judicial review, and the new administration has requested the court to refrain from proceeding while it reviews the rule. Thus, the ultimate scope and impact on our business is uncertain, compliance with the rule, if it takes effect, may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on our personnel, systems and resources.
Although it is not currently possible to predict how any proposed or future executive orders, GHG or climate change legislation or regulation promulgated by Congress, the states or multi-state regions and their respective regulatory agencies will impact Kodiak’s business, any legislation or regulation of GHG emissions that may be imposed in areas in which Kodiak conducts business or on the assets Kodiak operates could result in increased compliance or operating costs, additional operating restrictions or reduced demand for Kodiak’s services, and could have a material adverse effect on Kodiak’s business, financial condition and results of operations.
Apart from governmental regulation, there are also financial risks for companies in the energy sector as certain stockholders and bondholders currently invested in energy companies may elect to shift some or all of their investments toward non-fossil fuel energy sources. In recent years, sustainability goals and programs, which typically include policies, practices and extralegal targets related to environmental stewardship, social responsibility, and corporate governance, have been a focus of investors and stakeholders across the industry. Institutional lenders who provide financing to energy companies such as Kodiak have been more attentive to sustainable lending practices, and although this trend has waned recently, some may elect not to provide traditional energy producers or companies that support such producers with funding. Limitation of investments in and financings for energy companies could result in the restriction, delay or cancellation of infrastructure projects and energy production activities. This potential for reduced access to the capital and financial markets, whether impacting Kodiak’s customers and/or Kodiak’s business, may further adversely affect the demand for and price of Kodiak’s securities.
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
Kodiak’s financial results could be significantly impacted by uncertainty in U.S. trade policy, including uncertainty surrounding changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments.
Kodiak’s ability to conduct business can be significantly impacted by changes in tariffs, changes or repeals of trade agreements, or the imposition of other trade restrictions or retaliatory actions imposed by various governments. For example, the current U.S. presidential administration has proposed to significantly increase tariffs on foreign imports into the U.S. and as of February 2025, new tariffs were enacted and are rapidly evolving. Other effects of these changes, including responsive actions from governments, could also have significant impacts on Kodiak’s financial results. Kodiak cannot predict what further action may be taken with respect to tariffs or trade relations between the U.S. and other governments, and any further changes in U.S. or international trade policy could have an adverse impact on Kodiak’s business.
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
The designation of previously unidentified endangered or threatened species or new critical or suitable habitat designations could indirectly cause Kodiak to incur additional costs, cause Kodiak’s or its customers’ operations to become subject to operating restrictions or bans, and limit future development activity by Kodiak or its customers in affected areas. In June and July 2022, the U.S. Fish and Wildlife Service issued final rules rescinding regulations enacted during President Trump's first term concerning the definition of “habitat” and critical habitat exclusions. In June 2023, the U.S. Fish and Wildlife Service issued three proposed rules governing critical habitat designation and expanding protection options for species listed as threatened pursuant to the ESA. As a result of these rules, the potential designation of previously unprotected species as threatened or endangered or new critical or suitable habitat designations in areas where Kodiak or its customers might conduct operations could result in limitations or prohibitions on Kodiak’s operations and could adversely impact Kodiak’s business. There is also increasing interest in nature-related matters beyond protected species, such as general biodiversity, which may similarly require Kodiak or its customers to incur costs or take other measures which may adversely impact Kodiak’s business or operations.
Our sales to and operations in non-U.S. markets exposes us to additional risks and uncertainties, including with respect to U.S. trade and economic sanctions, export control laws, and the Foreign Corrupt Practices Act (“FCPA”), and similar anti-bribery laws. If we are not in compliance with applicable legal requirements, we may be subject to civil or criminal penalties and other remedial measures that could have a material impact on our business.
We have operations in Mexico and occasionally have direct sales without services or operations in certain other non-U.S. markets. Non-U.S. operations carry special risks. Our operations in the countries in which we currently operate and those countries in which we may operate in the future, could be adversely affected by:
•government controls and actions, such as expropriation of assets and changes in legal and regulatory environments;
•import and export license requirements;
•political, social, or economic instability;
•trade restrictions;
•changes in tariffs and taxes;
•currency exposure;
•restrictions on repatriating foreign profits back to the United States; and
•the impact of anti-corruption laws.
Sanctions imposed by the U.S. Office of Foreign Assets Control (“OFAC”) prohibit our operations in or sales to customers in certain non-U.S. markets. We are also subject to the FCPA, which prohibits U.S. companies and their intermediaries from bribing overseas officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and other similar laws governing our foreign operations. The FCPA’s non-U.S. counterparts, including the UK Bribery Act, contain similar prohibitions, although varying in both scope and jurisdiction. We operate in parts of the world that have experienced governmental corruption in the past.
We have policies and procedures to maintain our compliance with the FCPA, OFAC sanctions, export controls, and similar laws and regulations. The implementation of such policies and procedures may be time consuming and expensive and could result in the discovery of issues or violations with respect to the foregoing by us or our employees, independent contractors, subcontractors, or agents of which we were previously unaware. If we violate any of these regulations, significant administrative, civil, and criminal penalties could be assessed on us. In addition, foreign governments and agencies often establish permit and regulatory standards different from those in the U.S. If we cannot obtain foreign regulatory approvals or cannot obtain them in a timely manner, our growth and profitability from international operations could be adversely affected.
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
Third parties may in the future assert that Kodiak has infringed, misappropriated or otherwise violated their intellectual property rights (“IPR”). Such claims, administrative proceedings and litigation may involve patent holding companies or other adverse IPR holders who have no relevant product revenue, and therefore Kodiak’s own IPR may provide little or no deterrence to these rights holders in bringing IPR claims against Kodiak. There may be IPR owned by third parties, including issued or pending patents and trademarks, that cover significant aspects of Kodiak’s technologies, content, branding or business methods, and Kodiak cannot assure that it is not infringing, misappropriating or otherwise violating, and has not infringed, misappropriated or otherwise violated, any third-party IPR or that Kodiak will not be held to have done so or be accused of doing so in the future. Kodiak expects that it may receive in the future notices that claim it allegedly has infringed, misappropriated or otherwise violated third parties’ IPR. Kodiak cannot assure you that it will be able to detect potential or actual misappropriation or infringement of its IPR or trade secrets. Even if Kodiak detects misappropriation or infringement by a third-party, it cannot assure you that it will be able to enforce its rights at a reasonable cost, or at all.
Any claim that Kodiak has infringed, misappropriated or otherwise violated IPR of third parties, with or without merit, and whether or not it results in litigation, is settled out of court or is determined in Kodiak’s favor, could be time-consuming and costly to address and resolve, and could divert the time and attention of management and technical personnel from Kodiak’s business. Furthermore, an adverse outcome of a dispute may result in an injunction and could require Kodiak to pay substantial monetary damages, including treble damages and attorneys’ fees, if Kodiak is found to have willfully infringed a third party’s IPR. Any settlement or adverse judgment resulting from such a claim could require Kodiak to enter into a licensing agreement to continue using the technology, content or other IPR that is the subject of the claim; restrict or prohibit Kodiak’s use of such technology, or other IPR; require Kodiak to expend significant resources to redesign Kodiak’s technology or solutions; and require Kodiak to indemnify third parties if they become subject to third- party claims relating to IPR that Kodiak licenses or otherwise provides to them, which could be costly. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to Kodiak, or at all, and may require significant royalty payments and other expenditures. Kodiak may also be required to develop alternative non-infringing technology, which could require significant time and expense. There also can be no assurance that Kodiak would be able to develop or license suitable alternative technology or other IPR to permit Kodiak to continue offering the affected technology. If Kodiak cannot develop or license technology for any allegedly infringing aspect of its business, Kodiak would be forced to limit its service and may be unable to compete effectively. In addition, Kodiak’s rights to IPR and trade secrets may not prevent independent third-party development and commercialization of competing products or services. Any of these events could materially harm Kodiak’s business, financial condition and results of operations.
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
Despite Kodiak’s efforts to continually refine its procedures, educate its employees, and implement tools and security measures to protect against such cybersecurity risks, there can be no assurance that these current or future measures will prevent unauthorized access or detect every type of attempt or attack. Kodiak’s potential future upgrades, refinements, tools and measures may not be completely effective or result in the anticipated improvements, if at all, and may cause disruptions in Kodiak’s IT systems. In addition, the techniques and sophistication used to conduct cyberattacks frequently change and the deployment of evolving artificial intelligence tools could be used to identify vulnerabilities and create more deceptive phishing attempts. Despite Kodiak’s best efforts, a cyberattack or security breach could go undetected for an extended period of time, and the ensuing investigation of the incident would take time to complete. During that period, Kodiak would not necessarily know the impact to its IT systems, or the costs and actions required to fully remediate, and Kodiak’s initial remediation efforts may not be successful. Additionally, a cyberattack or security breach could be repeated before they are fully contained and remediated. A breach or failure of Kodiak’s systems or networks, critical third-party systems on which Kodiak relies, or those of Kodiak’s customers, vendors or suppliers, could result in an interruption in Kodiak’s operations, unplanned capital expenditures, unauthorized publication of Kodiak’s confidential business or proprietary information, unauthorized release of customer, employee or third-party data, theft or misappropriation of funds, violation of privacy or other laws, and exposure to litigation or indemnity claims including resulting from customer-imposed cybersecurity controls or other related contractual obligations. There could also be increased costs to detect, prevent, respond or recover from cybersecurity incidents that cannot be estimated or predicted and which may not be fully insured by Kodiak’s cyber risk insurance policy. For example, the SEC recently adopted rules requiring the disclosure of cybersecurity incidents that we determine to be “material,” to be made within four business days of such determination, which can be complex, requiring a number of assumptions based on several factors. It is possible that the SEC may not agree with Kodiak’s determinations, which could result in fines, civil litigation or damage to our reputation. Any breach, or Kodiak’s delay or failure to make adequate or timely disclosures to the public, regulatory or law enforcement agencies or affected individuals following such an event, could have a material adverse effect on Kodiak’s business, reputation, financial position, results of operations and cash flows and cause reputational damage.
Kodiak’s ability to manage its business and monitor its results is highly dependent upon information and communication systems, and a failure of these systems or its enterprise resource planning (“ERP”) system could disrupt its business and any intended benefits related to technology transformation projects may be negligible or nonexistent.
Kodiak continues to evaluate technology transformation projects and is dependent upon a variety of information and communication systems to operate its business, including its ERP system. Any disruptions, delays or deficiencies in these systems, or in the design or implementation of any new ERP system, could adversely affect Kodiak’s ability to effectively operate and manage information. It is possible that Kodiak may not realize the anticipated benefits from these projects. Failure to properly or adequately address these issues could impact Kodiak’s ability to perform necessary business operations, which could adversely affect Kodiak’s reputation, competitive position, business, results of operations and financial condition.
Kodiak is subject to risks associated with disruptive technologies, including artificial intelligence.
Presently, Kodiak employs a limited array of artificial intelligence technology in our business, the use of which introduces us to certain risks including dependency on accurate intelligence performance, potential security breaches, challenges in regulatory compliance, ethical considerations, potential workforce disruption, the risk of intellectual property infringement, and other emerging technology risks. It is conceivable that Kodiak might integrate further artificial intelligence solutions into its information systems in the future, potentially assuming a more critical role in its operations over time. While Kodiak safeguards its assets, including intellectual property and sensitive information, Kodiak cannot ensure that its employees, contractors or other agents would adhere to those policies. Failure or perceived failure by us to address these risks adequately may negatively impact Kodiak’s operations, reputation and financial performance. Further, navigating continually evolving legal and regulatory requirements associated with implementing artificial intelligence tools may require significant resources to help ensure compliance with U.S. and international law. Additionally, other unforeseen risks stemming from Kodiak’s use and development of artificial intelligence tools and technology may arise in the future that could adversely affect Kodiak’s business, financial condition and results of operations.
Risks Related to Kodiak’s Relationship with EQT
EQT controls a significant percentage of Kodiak’s voting power, and it is subject to contractual restrictions that may affect Kodiak Holdings’ exercise of its rights to approve corporate actions under the Kodiak Stockholders’ Agreement.
As of December 31, 2024, Kodiak Holdings owns approximately 43.8% of the outstanding Kodiak Common Stock. Frontier Intermediate GP, Inc. is the general partner of Kodiak Holdings. Investment vehicles affiliated with EQT own 100% of the membership interests in Frontier Intermediate GP, Inc., and EQT indirectly has exclusive responsibility for the management and control of such investment vehicles. In addition, certain of Kodiak’s directors are currently employed by EQT. Consequently, EQT is able to influence matters that require approval by Kodiak’s stockholders, including the election and removal of directors, changes to Kodiak’s organizational documents, and approval of acquisition offers and other significant corporate transactions. This concentration of ownership will limit your ability to influence corporate matters, and as a result, actions may be taken that do you not view as beneficial. This concentration of stock ownership may also adversely affect the trading price of Kodiak Common Stock to the extent investors perceive a disadvantage in owning stock of a company with a stockholder that controls a significant percentage of its voting power.
In connection with its IPO, Kodiak entered into the Kodiak Stockholders’ Agreement with Kodiak Holdings, which granted Kodiak Holdings rights to approve certain of Kodiak’s corporate actions, including, among other things, amendments to Kodiak’s organizational documents, equity issuances, occurrence of certain indebtedness, changing the size of the Kodiak Board, dispositions of assets, modifying Kodiak’s dividend policy, consummating a change of control transaction or entering into voluntary liquidation or the commencement of bankruptcy proceedings. In connection with the closing of Kodiak’s IPO, Kodiak Holdings pledged the shares it owns in Kodiak as collateral under the Kodiak Holdings Term Loan and granted the lenders thereunder certain consent rights over Kodiak Holdings’ exercise of its rights under the Kodiak Stockholders’ Agreement. The lenders under the Kodiak Holdings Term Loan have different interests than Kodiak’s stockholders and may exercise these consent rights in ways that are adverse to the interests of Kodiak’s stockholders.

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
Furthermore, the shares that Kodiak Holdings owns are subject to a pledge as collateral under the Kodiak Holdings Term Loan. In the event that Kodiak Holdings is subject to a continuing event of default under the Kodiak Holdings Term Loan, after the expiration of any applicable grace period and subject to the exercise of applicable cure rights, the lenders may foreclose on such shares and acquire Kodiak Holdings’ interest in Kodiak. In such case, the lenders would assume Kodiak Holdings’ rights under the Kodiak Stockholders’ Agreement and would thereafter have consent rights over many aspects of Kodiak’s business, including any modifications to Kodiak’s dividend policy and the ability to nominate directors. The lenders under the Kodiak Holdings Term Loan may have different interests than Kodiak Holdings and may have interests that are different from, or conflict with, those of Kodiak’s other stockholders.
Such actions could adversely affect Kodiak’s ability to successfully implement its business strategies which could adversely affect its cash flows or results of operations.
Risks Related to Kodiak’s Indebtedness
Kodiak’s substantial indebtedness could adversely affect its financial condition and impair Kodiak’s ability to operate its business.
Kodiak has a significant amount of indebtedness. As of December 31, 2024, Kodiak’s total long-term debt was approximately $2.6 billion in aggregate principal amount, including $750 million principal amount of senior notes due 2029 which were issued February 2, 2024.
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
If Kodiak’s cash flows and capital resources are insufficient to fund its debt service obligations, it could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance its indebtedness. Kodiak may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow Kodiak to meet its scheduled debt service obligations. The ABL Credit Agreement and the Indenture restrict Kodiak’s ability to dispose of assets and use the proceeds from those dispositions and may also restrict Kodiak’s ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. Kodiak may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
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
•create certain subsidiaries;
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
Borrowings under the ABL Credit Agreement are at variable rates of interest and expose Kodiak to interest rate risk. Despite the interest rate reductions from the Federal Reserve's reduction in the target Fed Funds Rate in the third and fourth quarters of 2024, interest rates could be increased again in the future. If interest rates were to increase, Kodiak’s debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and Kodiak’s net income and cash flows, including cash available for servicing Kodiak’s indebtedness, would correspondingly decrease. Kodiak has in the past entered into, and in the future may enter into, interest rate swaps that involve the exchange of floating for fixed rate interest payments to reduce interest rate volatility. However, Kodiak may not maintain interest rate swaps with respect to all of Kodiak’s variable rate indebtedness, and any swaps it enters into may not fully mitigate Kodiak’s interest rate risk.
Despite Kodiak’s current level of indebtedness, Kodiak and its subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to Kodiak’s financial condition described above.
Kodiak and its subsidiaries may be able to incur significant additional indebtedness in the future. Although the ABL Credit Agreement and the Indenture contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. If Kodiak incurs any additional indebtedness that ranks equally to Kodiak’s outstanding debt obligations, subject to collateral arrangements, the holders of that debt will be entitled to share ratably with you in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of Kodiak’s business. This may have the effect of reducing the amount of proceeds paid to you. These restrictions also will not prevent Kodiak from incurring obligations that do not constitute indebtedness. In addition, as of December 31, 2024, the ABL Facility provided for unused commitments of $322.5 million. Because the borrowing capacity under the ABL Facility is determined on the basis of a fluctuating borrowing base comprised predominantly of the appraised value of our compression units, such amounts may not reflect future borrowing capacity. If new debt is added to Kodiak’s current debt levels, the related risks that Kodiak and the guarantors now face could intensify.
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
Provisions contained in the Kodiak Charter and Kodiak Bylaws could make it more difficult for a third-party to acquire Kodiak. The Kodiak Charter and Kodiak Bylaws also impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. For example, the Kodiak Charter authorizes the Kodiak Board to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock without any vote or action by Kodiak’s stockholders. Thus, the Kodiak Board can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of Kodiak’s capital stock. These rights may have the effect of delaying or deterring a change of control of Kodiak. Additionally, for example, the Kodiak Bylaws (as defined below) (i) establish limitations on the removal of directors and on the ability of Kodiak’s stockholders to call special meetings, (ii) include advance notice requirements for nominations for election to the Kodiak Board and for proposing matters that can be acted upon at stockholder meetings, (iii) provide that the Kodiak Board is expressly authorized to adopt, or to alter or repeal, the Kodiak Bylaws, and (iv) provide for a classified Board, consisting of three classes of approximately equal size, each class serving staggered three-year terms, so that only approximately one-third of Kodiak’s directors are elected each year.
Kodiak cannot assure you that it will be able to pay dividends on the Kodiak Common Stock.
The Kodiak Board may elect to declare cash dividends on the Kodiak Common Stock, subject to its compliance with applicable law, and depending on, among other things, economic conditions, Kodiak’s financial condition, results of operations, projections, liquidity, earnings, legal requirements, and restrictions in the agreements governing Kodiak’s indebtedness (as further discussed below). The declaration and amount of any future dividends is subject to the discretion of the Kodiak Board and Kodiak has no obligation to pay any dividends at any time. Kodiak’s ability to pay dividends depends on Kodiak’s receipt of cash dividends from Kodiak’s operating subsidiaries, which may further restrict Kodiak’s ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of Kodiak’s subsidiaries or covenants under any existing and future outstanding indebtedness Kodiak or its subsidiaries incur. See Note 11. Debt and Credit Facilities to Kodiak’s annual financial statements.
Additionally, Kodiak’s ABL Facility contains restrictions on the payment of dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Description of Indebtedness” for more information regarding Kodiak’s restrictions under the ABL Facility.
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
In accordance with Delaware law and the provisions of Kodiak’s certificate of incorporation and the Kodiak Stockholders’ Agreement, Kodiak may issue one or more classes or series of preferred stock that ranks senior in right of dividends, liquidation or voting to Kodiak Common Stock. Preferred stock may have such designations, preferences, limitations and relative rights, including preferences over Kodiak Common Stock respecting dividends and distributions, as the Kodiak Board may determine, and the issuance of preferred stock would dilute the ownership of Kodiak’s existing stockholders. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of Kodiak Common Stock. For example, Kodiak might grant holders of preferred stock the right to elect some number of Kodiak’s directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences Kodiak might assign to holders of preferred stock could affect the residual value of the common stock. The terms of any series of preferred stock may also reduce or eliminate the amount of cash available for payment of dividends to Kodiak’s holders of common stock or subordinate the claims of Kodiak’s holders of common stock to Kodiak’s assets liquidation. Kodiak Common Stock will not be subject to redemption or sinking fund provisions.
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
In addition, if Kodiak ceases to be an emerging growth company, Kodiak will no longer be able to take advantage of certain exemptions from reporting, and absent other exemptions or relief available from the SEC, Kodiak will also be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. Kodiak will incur additional expenses in connection with such compliance and Kodiak’s management will need to devote additional time and effort to implement and comply with such requirements.
General Risks
A financial crisis or deterioration in general economic, business or industry conditions could materially adversely affect Kodiak’s results of operations, financial condition and ability to pay dividends on Kodiak Common Stock.
Concerns over global economic conditions, stock market volatility, energy costs, geopolitical issues, persistent inflationary pressures and uncertain U.S. Federal Reserve interest rate increases, the availability and cost of credit, and slowing of economic growth in the United States and fears of a recession have contributed and may continue to contribute to economic uncertainty and diminished expectations for the global economy.
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
Further, if there is a financial crisis or the economic climate in the United States or abroad deteriorates, worldwide demand for natural gas or oil could materially decrease, which would likely depress the level of production activity and result in a decline in the demand for Kodiak’s business and services and ultimately materially adversely impact its results of operations and financial condition. If a material adverse change occurs in Kodiak’s business such that an event of default occurs under its debt agreements, the lenders under such agreements may be able to accelerate the maturity of its debt.
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
Persistent inflationary pressures have adversely affected Kodiak by increasing costs of critical components, equipment, labor and other services it may rely on, and continued inflationary pressures could prevent Kodiak from operating at capacity, decreasing its revenues or having an adverse effect on its profitability. In addition, inflation is often accompanied by higher interest rates. Such higher interest rates may affect Kodiak’s ability to enter into future debt financing, as high inflation may result in an increase in cost to borrow.

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
Kodiak operates in locations throughout the U.S. and, as a result, Kodiak is subject to the tax laws and regulations of U.S. federal, state and local governments. From time to time, various legislative or administrative initiatives may be proposed that could adversely affect Kodiak’s tax positions. There can be no assurance that Kodiak’s tax provision or tax payments will not be adversely affected by these initiatives. In addition, U.S. federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that Kodiak’s tax positions will not be challenged by relevant tax authorities or that it would be successful in any such challenge. Kodiak is also subject to non-US tax laws that are significantly different from Kodiak’s current U.S. tax treatment.
Item 1B.    Unresolved Staff Comments
None
Item 1C.    Cybersecurity
Strategy, Governance and Risk Management
Kodiak maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats, including the assessment of cybersecurity risks related to third-party vendors and suppliers. This program is integrated within the Company’s enterprise risk management process to ensure that cybersecurity considerations are an integral part of the Company’s decision-making process and the results of the risk assessment, which occurs at least annually, along with mitigation strategies, are discussed with the Kodiak Board and the Audit & Risk Committee.
The underlying controls of the cyber risk management program are based on recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”) and the International Organization Standardization (“ISO”) 27001 Information Security Management System Requirements. Kodiak has an annual assessment of the Company’s cyber risk management program against the NIST CSF, which is performed by a third-party.
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
Kodiak maintains a cybersecurity team lead by our Chief Information Officer (the “CIO”). The CIO has managed cyber security programs at multiple private and public companies over the last 20 years, including roles as chief information officer and vice president of systems and technology. The CIO holds a Bachelor of Science degree in computer and information science. The CIO is supported by two internal full-time employees with backgrounds in cybersecurity, risk management and incident response. These individuals are both military veterans versed in forensic analysis and regulatory compliance and combined have 23 years of cybersecurity experience in the private and public sectors. They each have a Master’s degree in cybersecurity, extensive military training and several industry certifications. Kodiak further augments its cybersecurity team with an outsourced Chief Information Security Officer (the “CISO”) who reports to the CIO. The CISO is an information systems security professional with 24 years of cybersecurity leadership. The CIO, CISO and cybersecurity team are responsible for assessing and managing Kodiak’s cyber risk management program, informs senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervises such efforts. The cybersecurity team has decades of experience selecting, deploying, and operating cybersecurity technologies, initiatives, and processes around the world, and relies on threat intelligence as well as other information obtained from governmental, public or private sources, including external consultants engaged by Kodiak.
Kodiak faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. Kodiak has experienced, and despite our security measures will continue to experience, cyber incidents in the normal course of its business, some of which may be material. However, as of the date hereof, we do not believe that any prior cybersecurity incidents have had, or that any risks from cybersecurity threats are reasonably likely to have, a material adverse effect on Kodiak’s business, financial condition, results of operations, or cash flows. See “Risk Factors – Risks Related to Intellectual Property, Information Technology and Cybersecurity—Kodiak has experienced cybersecurity incidents or IT system disruptions in the past, and cybersecurity breaches or IT system disruptions may adversely affect Kodiak’s business in the future.”
Board Oversight
Given the importance to our business and the heightened risk, the Audit & Risk Committee oversees the process of reviewing Kodiak’s cybersecurity risks, including cybersecurity exposures and the steps taken by management to monitor and control such exposures. The Kodiak Board reviews any actions and mitigating strategies regarding any identified cybersecurity risks. The cybersecurity team provides periodic updates to the Audit & Risk Committee on the effectiveness of Kodiak’s cyber risk management program. In addition, cybersecurity risks are reviewed by the Kodiak Board and the Audit & Risk Committee, at least annually, as part of the Company’s enterprise risk management program.
Item 2.    Properties
As of December 31, 2024, we own five service facilities in North Dakota and Texas. We lease additional service facilities in Alabama, Colorado, Louisiana, Mississippi, North Dakota, New Mexico, Ohio, Oklahoma, Pennsylvania, Texas, Utah, West Virginia, and Wyoming. We lease our corporate headquarters located at 9950 Woodloch Forest Drive, The Woodlands, Texas 77380. We do not currently own or lease any material facilities or properties for storage or maintenance of our compression units.
Item 3.    Legal Proceedings.
From time to time, we and our subsidiaries may be involved in various claims and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.
See Note 15. Commitments and Contingencies to the consolidated financial statements included in Part IV, Item 15 of this Annual Report for a description of such proceedings.
Item 4.    Mine Safety Disclosures.
Not applicable.

Part II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the New York Stock Exchange under the symbol “KGS”.
Holders
At the close of business on March 3, 2025, based on information received from the transfer agent of our common stock, we had 32 holders of record of our common stock. The number of record holders does not include holders of common units held in “street name” or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depositories.
Dividends
On February 3, 2025, our Board declared a quarterly dividend of $0.41 per share of common stock, or approximately $36.0 million, which was paid on February 21, 2025 to stockholders of record at the close of business on February 14, 2025. The declaration and payment of future dividends will be at the discretion of the Board and will depend on future business conditions, financial conditions, results of operations and other factors. Based on current circumstances, we expect to continue to pay comparable cash dividends in the foreseeable future.
The performance graph below compares total shareholder return on our common stock from the initial public offering date of June 29, 2023 to December 31, 2024, with the Standard & Poor’s 500 ® Index (“S&P 500”) and Alerian US Midstream Energy Index (“AMUSX”) over the same period. The results are based on an investment of $100 in each of our common stock, the S&P 500, and the AMUSX. The graph assumes reinvestment of dividends and adjusts all closing prices and dividends for stock splits.

$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
06/29/23
06/30/23
9/30/2023
12/31/2023
3/31/2024
6/28/2024
9/30/2024
12/31/2024
KGS
S&P 500
AMUSX

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those Acts.

Unregistered Sales of Equity Securities
None.
Repurchases of Equity Securities by Issuer and Affiliated Purchasers
The following table contains information about our purchases of our common stock during the three months ended December 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Program(2)(3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in thousands)
October 1-31, 2024	—	—	—	—
November 1-30, 2024	434,783	$34.50	434,783	$35,000
December 1-31, 2024	—	—	—	—
Total	434,783	$34.50	434,783	$35,000

(1)	Excluding fees, commissions, and expenses associated with the share repurchases.
(2)
On November 14, 2024, the Company announced that our Board approved a share repurchase program to buy up to an aggregate of $50.0 million of our outstanding common stock (the “Share Repurchase Program”). The Share Repurchase Program expires on December 31, 2025.

(3)
On November 13, 2024, our Board authorized the repurchase of $15 million of shares of common stock from Kodiak Holdings. On November 18, 2024, we purchased from Kodiak Holdings in a private transaction pursuant to the Share Repurchase Program 434,783 shares of our common stock at a price per share of $34.50.

Item 6.    [ Reserved ]
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations is based on, and should be read in conjunction with, our consolidated financial statements and related notes hereto included under Part II, Item 8.—Financial Statements and Supplementary Data in this Annual Report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. For further information on items that could impact our future operating performance or financial condition, see the sections titled “Risk Factors” and “Disclosure Regarding Forward-Looking Statements” elsewhere in this Annual Report. We assume no obligation to update any of these forward-looking statements, except as required by law.
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
This section primarily discusses 2024 and 2023 items and comparisons between these years. Discussion and analysis of our operating highlights and financial results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 are included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations 2023 Operational Highlights, Financial Results of Operations, Liquidity and Capital Resources, and Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Overview
We are a leading provider and operator of large horsepower contract compression infrastructure in the U.S. Our Contract Services and related services are critical to our customers’ ability to reliably produce, gather and transport natural gas and oil. We are a market leader in the Permian Basin, which is the largest producing natural gas and oil basin in the U.S. We operate our large horsepower compression units primarily under fixed-revenue contracts with many upstream and midstream customers. Our compression assets have long useful lives consistent with the expected production lives of the key regions where we operate. We believe our customer-centric business model positions us as the preferred contract compression operator for our customers and creates long-standing relationships. We strategically invest in the training, development, and retention of our highly skilled and dedicated employees and believe their expertise and commitment to excellence enhances and differentiates our business model. Furthermore, we maintain an intense focus on being one of the most sustainable and responsible operators of contract compression infrastructure.
We manage our business through two operating segments: Contract Services and Other Services. Contract Services consists of operating Company-owned and customer-owned compression, and gas treating and cooling infrastructure, pursuant to fixed-revenue contracts to enable the production and gathering of natural gas and oil. Other Services consists of a broad range of contract services to support ancillary needs of our customers, including station construction, customer-owned compressor maintenance and overhaul, freight and crane charges and other time and material-based offerings. Our Other Services offerings are often cross-sold with Contract Services.
Trends and Outlook
Within our Contract Services segment, we provide contract compression infrastructure for customers in the oil and gas industry. Our assets are specifically primarily utilized in natural gas compression applications in the Permian Basin, Eagle Ford Shale and other active U.S. hydrocarbon production regions. Our customers are dependent on these applications to produce, process and transport natural gas and oil. Our assets are central to meeting growing global natural gas and oil demand. Furthermore, the long-life nature of our assets and our fixed-revenue contracts help to protect our business from the impact of industry and broader macroeconomic cycles.
Unconventional resources, large-scale centralized gathering systems and multi-well pad operations require more compression horsepower than conventional resources, driving demand for our large horsepower compression units. Upstream and midstream companies have increasingly prioritized capital discipline and return of capital to stockholders. We believe that many customers prefer to outsource their compression infrastructure needs in an effort to reduce capital expenditures outside of their core business and benefit from our technical skill and expertise.
In recent years, the U.S natural gas and oil industry has faced uncertainties and pressures from regulators and shifting sentiments from investors and other stakeholders, primarily related to broader adoption of emission reduction targets and other sustainability initiatives. Many energy companies, including some of our customers, have announced significant GHG emission reduction initiatives. A number of our customers are implementing electric compression infrastructure and we are well positioned to support them in these strategic initiatives. As stakeholder sentiments and the regulatory environment evolve under the new U.S. presidential administration, the U.S. natural gas and oil industry will continue to face unpredictability.
Approximately 82% of our existing compression assets are strategically deployed in the Permian Basin and Eagle Ford Shale, which are two of the most significant crude oil and associated gas basins in the U.S. We believe these two regions possess some of the largest and lowest-cost unconventional resources bases in the U.S. Additionally, there are significant U.S. LNG export projects in development, and overall LNG export capacity is expected to meaningfully grow over the next decade, in particular along the U.S. Gulf Coast. We expect this growth in Gulf Coast LNG export capacity to translate into continued Permian Basin and Eagle Ford Shale natural gas production growth, requiring substantial additional compression horsepower. We believe the U.S. will play an increasingly important role in global energy security as the world continues to require reliable, affordable and sustainable natural gas and oil production to support increasing global energy demand.
See “Business—Compression Industry” for more information regarding natural gas compression industry trends. Ultimately, the extent to which our business will be impacted by the factors described above, as well as future developments beyond our control, cannot be predicted with reasonable certainty. However, we continue to believe in the long-term demand for our Contract Services given the necessity of compression in gathering, processing and production of natural gas and centralized gas lift of oil.
Recent Developments
CSI Acquisition
On April 1, 2024, we completed the CSI Acquisition, pursuant to the terms of the Merger Agreement. CSI Compressco unitholders received 0.086 shares of common stock for each CSI Compressco common unit owned. The Electing Unitholders received 0.086 OpCo Units representing economic interests in Kodiak Services (along with an equal number of shares of non-economic voting preferred stock of Kodiak) for each CSI Compressco common unit they held. At the option of the holder, each OpCo Unit is redeemable for one share of our common stock (along with cancellation of a corresponding share of preferred stock of Kodiak), following a 180 day post-closing lock-up period and subject to certain conditions.
Offerings and Share Repurchases
On September 11, 2024, Frontier TopCo Partnership, L.P. (“Kodiak Holdings”), an affiliate of EQT AB and holder of record of Kodiak Gas Services, Inc. common stock, sold 7,000,000 shares of common stock to the public pursuant to an underwritten offering (the “September Secondary Offering”). We did not receive any proceeds from the September Secondary Offering. On September 11, 2024, we also repurchased 1,000,000 shares from Kodiak Holdings in a private transaction (the “September Share Repurchase”). The September Share Repurchase was consummated at a price of $25.00 per share for an aggregate purchase price of $25.0 million. The shares of common stock purchased in the September Share Repurchase were recorded as treasury stock.
In November 2024, the Board of Directors at Kodiak (the "Kodiak Board") approved a share repurchase program to buy up to an aggregate of $50 million of our outstanding common stock (the “Share Repurchase Program”). The Share Repurchase Program commenced on November 13, 2024 and expires on December 31, 2025. We expect shares to be acquired from time to time in open-market transactions or through privately negotiated transactions at our discretion, subject to market conditions, applicable legal requirements and other relevant factors. We expect any purchases to be funded by cash on hand, cash flow from operations and short-term borrowings. As of December 31, 2024, 434,783 shares have been repurchased under the Share Repurchase Program as further detailed below.
On November 18, 2024, Kodiak Holdings, sold 6,565,217 shares of common stock to the public pursuant to an underwritten offering (the “November Secondary Offering”). We did not receive any proceeds from the November Secondary Offering. On November 18, 2024, we repurchased 434,783 shares from Kodiak Holdings in a private transaction (the “November Share Repurchase”) pursuant to the Share Repurchase Program. The November Share Repurchase was consummated at a price of $34.50 per share for an aggregate purchase price of $15.0 million. The shares of common stock purchased in the November Share Repurchase were recorded as treasury stock.
On December 12, 2024, Kodiak Holdings sold 5,500,000 shares of common stock to the public pursuant to an underwritten offering (the "December Secondary Offering"). We did not sell any shares of common stock nor did we receive any proceeds from the December Secondary Offering. The December Secondary Offering closed on December 13, 2024.
Dispositions
On September 12, 2024, the Company sold certain property, plant and equipment and other assets in the U.S as well as our legal entity in Canada to a third-party buyer. The majority of the operations were included in the Contract Services segment through the date of sale. At the disposal date, total net assets sold were approximately $18.0 million, consisting primarily of compression equipment, inventory, and other assets. Upon disposition, we incurred a loss of approximately $7.0 million included in loss (gain) on sale of assets in our consolidated statement of operations for the year ended December 31, 2024.
On December 9, 2024, we sold certain assets and our legal entity in Argentina. The transaction constituted the sale of a business for accounting purposes. Total assets sold primarily consisted of approximately $10.8 million in property, plant and equipment, $2.7 million in accounts receivable, and $2.2 million in inventory. We recognized a loss of $13.6 million, which is included in loss (gain) on sale of assets in our consolidated statements of operations for the year ended December 31, 2024.

2024 Operational Highlights
The following table summarizes certain horsepower, unit count and fleet utilization percentages for our fleet for the periods presented.

	As of December 31,		% Change
	2024	2023
Operating Data:
Fleet horsepower(1)	4,402,747	3,261,661	35.0%
Revenue-generating horsepower(2)	4,250,499	3,258,951	30.4%
Fleet compression units	5,069	3,078	64.7%
Revenue-generating compression units	4,592	3,062	50.0%
Revenue-generating horsepower per revenue-generating compression unit(3)	926	1,064	(13.0)%
Fleet utilization(4)	96.5%	99.9%	(3.4)%

(1)
Fleet horsepower includes (x) revenue-generating horsepower and (y) idle horsepower, which is comprised of compression units that do not have a signed contract or are not subject to a firm commitment from our customer and therefore are not currently generating revenue.

(2)
Revenue-generating horsepower includes compression units that are operating under contract and generating revenue and compression units which are available to be deployed and for which we have a signed contract or are subject to a firm commitment from our customer.

(3)	Calculated as (i) revenue-generating horsepower divided by (ii) revenue-generating compression units at period end.
(4)	Fleet utilization is calculated as (i) revenue-generating horsepower divided by (ii) fleet horsepower.
Horsepower
The 35.0% and 30.4% increases in fleet horsepower and revenue-generating horsepower, respectively, were primarily attributable to the compression assets acquired in the CSI Acquisition and the purchase and deployment of new compression units. The 13.0% decrease in revenue-generating horsepower per revenue-generating compression unit was due to units acquired as part of the CSI Acquisition having, on average, less horsepower.

Financial Results of Operations
The following table presents selected financial and operating information for the periods presented (in thousands):

	Year Ended December 31,		% Change
	2024	2023
Revenues:
Contract Services	$1,034,173	$735,605	40.6%
Other Services	125,138	114,776	9.0%
Total revenues	1,159,311	850,381	36.3%
Operating expenses:
Cost of operations (exclusive of depreciation and amortization shown below):
Contract Services	355,016	257,092	38.1%
Other Services	103,360	93,779	10.2%
Depreciation and amortization	260,272	182,869	42.3%
Long-lived asset impairment	9,921	—	100.0%
Selling, general and administrative	151,680	73,308	106.9%
Loss (gain) on sale of assets	29,612	(777)	n/m
Total operating expenses	909,861	606,271	50.1%
Income from operations	249,450	244,110	2.2%
Other income (expenses):
Interest expense	(197,144)	(222,514)	(11.4)%
Loss on extinguishment of debt	—	(6,757)	(100.0)%
Gain on derivatives	24,017	20,266	18.5%
Other (expense) income, net	(415)	31	n/m
Total other expenses	(173,542)	(208,974)	(17.0)%
Income before income taxes	75,908	35,136	116.0%
Income tax expense	25,574	15,070	69.7%
Net income	50,334	20,066	150.8%
Less: Net income attributable to noncontrolling interests	439	—	100.0%
Net income attributable to common shareholders	$49,895	$20,066	148.7%
Revenues and Sources of Income
Contract Services
Contract Services revenue increased $298.6 million, or 40.6%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This was primarily due to incremental revenues associated with the CSI Acquisition, which accounted for approximately 22% of consolidated revenue for the year ended December 31, 2024. The remainder of the increase in Contract Services is due to an increase in revenue-generating horsepower and an increase of $6.5 million related to gas treating and cooling services.
Other Services
Other Services revenue increased $10.4 million, or 9.0%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was primarily due to incremental revenues associated with the CSI Acquisition, increased parts sales, increased freight and crane charges related to mobilization of units, increased maintenance and overhaul services, and increased other field services. These increases were offset by a decrease in revenues from station construction services resulting from reduced scope of station projects during the year ended December 31, 2024.

Operating Costs and Other Expenses
Contract Services
Contract Services expenses increased $97.9 million, or 38.1%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was primarily due to an $87.3 million increase in direct labor expenses related to increased headcount and salaries, a $13.0 million increase in lubricant oil and coolant, a $12.9 million increase in parts used in support of our operations, and a $2.5 million increase in gas treating expenses. The majority of incremental costs were attributable to the CSI Acquisition. These increases were partially offset by a $17.2 million decrease in indirect expenses and a $0.8 million decrease in sales and use tax accrual related to parts purchases.
Other Services
Other Services expenses increased $9.6 million, or 10.2%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was primarily due to costs associated with increased parts sales, increased freight and crane charges related to mobilization of units, increased maintenance and overhaul services, and increased other field services. These increases were offset by decreases in station construction service expenses.
Depreciation and Amortization
Depreciation and amortization increased $77.4 million, or 42.3%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This was primarily due to an increase in compression equipment and intangible assets acquired through the CSI Acquisition, which resulted in increased depreciation and amortization associated with those assets.
Long-lived Asset Impairment
Triggering events related to a group of non-operating compression units associated with a certain customer in bankruptcy indicated the carrying value of the assets may not be recoverable. As a result, we recorded an impairment of compression equipment of $9.9 million for the year ended December 31, 2024. No impairment was recorded for the year ended December 31, 2023.
Selling, General and Administrative
Selling, general and administrative expenses increased $78.4 million, or 106.9%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This was primarily due to a $29.0 million increase in professional fees mainly related to transactions costs associated with the CSI Acquisition, a $24.8 million increase in labor and benefits, mainly related to increased headcount and salaries, an $11.7 million increase in stock compensation expense related to equity compensation plans, an $8.9 million increase in software expense, and a $6.4 million increase in other overhead expenses, mostly consisting of insurance and facility expenses. These increases were offset by a $2.4 million decrease in bad debt expense related to expected credit losses.
Loss (Gain) on Sale of Assets
For the year ended December 31, 2024, we recognized a $29.6 million net loss on the sale of certain property, plant and equipment and other assets in the U.S. and the sale of our Canada and Argentina entities to third-party buyers. This compared to a $0.8 million net gain for the year ended December 31, 2023 from the sale of capital assets.
Interest Expense
Interest expense decreased $25.4 million, or 11.4%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This decrease was primarily due to lower average borrowings on the ABL Facility and 2029 Senior Notes during the year as compared to the ABL Facility and Term Loan during the year ended December 31, 2023.

Loss on Extinguishment of Debt
During the year ended December 31, 2023, we recognized a $6.8 million loss on extinguishment of debt related to the write off of debt issuance costs and other fees as a result of the extinguishment of the Term Loan. No such loss was recognized in the year ended December 31, 2024.
Gain on Derivatives
Gain on derivatives increased $3.8 million, or 18.5%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This is primarily related to $25.3 million in cash received on derivatives offset by a decrease in the fair value of derivatives of $1.2 million for the year ended December 31, 2024 due to a decrease in the long-term Secured Overnight Financing Rate (“SOFR”) yield curve, as compared to a $25.8 million settlement on the termination of derivatives attributable to the Term Loan and $37.4 million in cash received on derivative settlements on our interest rate collars, offset by a decrease in the change in fair value of the derivatives of $42.9 million for the year ended December 31, 2023 due to a decrease in the long-term SOFR and LIBOR yield curves.
Income Tax Expense
Income tax expense increased by $10.5 million, or 69.7%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This was primarily due to an increase in pre-tax income of $40.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023.
Liquidity and Capital Resources
Overview
Our ability to fund operations, finance capital expenditures, service our debt, and pay dividends depends on the levels of our operating cash flows and access to the capital and credit markets. Our primary sources of liquidity are cash flows generated from our operations and our borrowing availability under the ABL Facility. Our cash flow is affected by numerous factors including prices and demand for our compression infrastructure assets and services, conditions in the financial markets and various other factors. We believe cash generated by operating activities will be sufficient to service our debt, fund working capital, fund our estimated capital expenditures and, as our Board may determine from time to time in its discretion, pay dividends.
Cash Requirements
Capital Expenditures
The compression infrastructure business is capital intensive, requiring significant investment to expand, maintain, and upgrade existing operations. Our capital requirements have consisted primarily of, and we anticipate that our capital requirements will continue to consist primarily of, the following:
•Growth Capital Expenditures: (1) capital expenditures made to expand the operating capacity or operating income capacity of assets by acquisition of additional compression units, (2) capital expenditures made to maintain the operating capacity or operating income capacity of assets by acquisition of replacement compression units, (3) capital expenditures made to expand the operating capacity or operating income capacity of assets for existing compression units and (4) capital expenditures on assets required to operate the business but not including compression units—such as trucks, wash trailers, crane trucks, leasehold improvements, technology hardware and software and related implementation expenditures, furniture and fixtures, and other general items that are typically capitalized and that have a useful life beyond one year. We make capital expenditures not related to our compression units (as described in clause (4) above) if and when necessary to support the operations of our revenue-generating horsepower.
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
For the year ended December 31, 2024, growth capital expenditures were $286.0 million and maintenance capital expenditures were $66.2 million. This compares to growth capital expenditures of $184.5 million and maintenance capital expenditures of $37.0 million for the year ended December 31, 2023. The increase in growth capital expenditures includes a $22.0 million non-cash sales tax accrual on compression equipment purchases related to audits we are undergoing with the state of Texas. The remaining amounts were primarily related to a larger amount of new horsepower acquired in 2024, an increase in unit growth capital expenditures to upgrade and revamp a large number of units acquired in the CSI Acquisition, and significant investment in compression support equipment to accommodate a far larger fleet compared to the prior year. The increase in maintenance capital expenditures was primarily due to expenditures on the assets acquired in the CSI Acquisition since closing on April 1, 2024 and an increase in unit overhauls scheduled based on the age and operating hours of such units.
Dividends
Our Board may elect to declare cash dividends on our common stock, subject to our compliance with applicable law, and depending on, among other things, economic conditions, our financial condition, results of operations, projections, liquidity, earnings, legal requirements, and restrictions in the agreements governing our indebtedness (as further discussed herein). If and to the extent our Board were to declare a cash dividend to our stockholders, we expect the dividend to be paid from our Discretionary Cash Flow.
On February 3, 2025, our Board declared a quarterly dividend of $0.41 per share of common stock, or approximately $36.0 million, which was paid on February 21, 2025 to stockholders of record at the close of business on February 14, 2025. The declaration and payment of future dividends will be at the discretion of the Board and will depend on future business conditions, financial conditions, results of operations and other factors. Based on current circumstances, we expect to continue to pay comparable cash dividends in the foreseeable future.
Over the long-term, we expect to fund any dividends and our budgeted growth capital expenditures using our Discretionary Cash Flow. In the event our Discretionary Cash Flow is insufficient for the purpose of funding any such dividends and our budgeted growth capital expenditures for such period, we may fund such shortfall (i) with additional borrowings under our ABL Facility, which as of December 31, 2024 had $322.5 million available (subject to the requirement that our availability, in the case of dividends, under the ABL Facility (calculated on a pro forma basis after giving effect to such Specified Transaction) is not less than $125,000,000) or (ii) reduce our growth capital expenditures for such period. Any such additional borrowings under our ABL Facility will result in an increase in our interest expense for such period. Any such reduction in our growth capital expenditures may result in lower growth in our revenue-generating horsepower in future periods.
Contractual Obligations
Our material contractual obligations as of December 31, 2024 consisted of the following:
•Long-term debt of $2.6 billion; and
•Purchase commitments of $168.8 million, all of which are expected to be settled within the next twelve months; primarily consisting of future commitments to purchase new compression units ordered but not received. See Note 15. Commitments and Contingencies to the consolidated financial statements included elsewhere in this Annual Report.
Other Commitments
As of December 31, 2024, other commitments include future operating and finance lease payments totaling $89.0 million.

Sources of Cash
Cash Flows
The following table summarizes our cash flows for the year ended December 31, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	$ Variance
Net cash provided by operating activities	$327,987	$266,326	$61,661
Net cash used in investing activities	(292,468)	(218,421)	(74,047)
Net cash used in financing activities	(36,331)	(62,774)	26,443
Net decrease in cash and cash equivalents	$(812)	$(14,869)	$14,057
Operating Activities
The $61.7 million increase in cash provided by operating activities for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to a $124.0 million increase in operating items, namely depreciation and amortization, taxes and equity compensation, and a $5.3 million increase in income from operations. These increases were offset by a $55.9 million increase in cash used for working capital, primarily due to an increase in accounts receivable and a $37.9 million decrease in cash received on derivatives.
Investing Activities
The $74.0 million increase in cash used in investing activities for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to a $117.2 million increase in in capital expenditures, net of accrued capital expenditures. This was partially offset by a $33.6 million increase in proceeds on sale of assets and by cash provided by investing activities related to a $9.5 million increase in cash acquired related to the CSI Acquisition.
Financing Activities
The $26.4 million decrease in cash used in financing activities for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to a $42.3 million decrease in distributions to parent, a $16.5 million decrease in payments of debt issuance costs, and a $8.9 million decrease in cash payments related to offering costs, offset by a $104.1 million increase in dividends paid to stockholders, a $40.0 million increase in share repurchases, a $5.6 million increase in principal payments on other borrowings, a $5.5 million increase in distributions to noncontrolling interests, and a $2.8 million increase in cash paid for shares withheld to cover taxes. These uses of cash were offset by a $390.7 million increase in net borrowings over payments on debt instruments and $277.8 million decrease in proceeds from the initial public offering.
Description of Indebtedness
ABL Facility
As of January 1, 2022, Kodiak Services had an ABL Facility with unaffiliated secured lenders and JPMorgan Chase Bank, N.A., as administrative agent. On March 22, 2023, wholly owned subsidiaries of Kodiak entered into the ABL Credit Agreement, whereby the total facility (among other things) was increased to $2.2 billion and certain changes were made to our financial covenants and maturity date. On May 31, 2023, the ABL Credit Agreement was amended to, among other things, permit distributions of over-allotment proceeds from the IPO and revise the terms related to the payment and prepayment of the Term Loan. On June 27, 2023, the ABL Credit Agreement was further amended to remove the ability to make distributions related to over-allotment proceeds from the IPO and to instead require prepayment of the obligations and cash collateralization of any letter of credit exposure upon the issuance of any equity interests by Kodiak pursuant to the over-allotment in the IPO. In connection with the IPO, the Company became a borrower under the ABL Facility. As of December 31, 2024, there was $2.4 million of letters of credit outstanding under the ABL Facility. The maturity date of the ABL Facility is March 22, 2028. See Note 11. Debt and Credit Facilities to the consolidated financial statements included elsewhere in this Annual Report. The ABL Credit Agreement requires that we meet certain financial ratios.
Pursuant to the ABL Credit Agreement, the Company must comply with certain restrictive covenants, including a minimum interest coverage ratio of 2.5x and a maximum Leverage Ratio (calculated based on the ratio of Total Indebtedness to EBITDA, each as defined in the ABL Credit Agreement), and beginning for the quarter ended June 30, 2024, a Secured Leverage Ratio (calculated based on the ratio of Senior Secured Debt to EBITDA). The maximum

Leverage Ratio is (i) 5.75 to 1.00 through the fiscal quarter ending March 31, 2025 and (ii) 5.25 to 1.00 for each fiscal quarter thereafter. The maximum Secured Leverage Ratio is (i) 3.75 to 1.00 through the fiscal quarter ending March 31, 2025 and (ii) 3.25 to 1.00 for each fiscal quarter thereafter.
All obligations under the ABL Facility are collateralized by essentially all the assets of the Company. We were in compliance with all covenants as of December 31, 2024 and December 31, 2023.
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
Depending on the loan type elected by the Company, interest accrues based on variable rates of SOFR plus an applicable rate ranging from 2% to 3% or prime rate plus an applicable rate ranging from 1% to 2% depending on the type of loan and the leverage ratio. The weighted average interest rate as of December 31, 2024 and 2023, was 6.8% and 8.8%, respectively, excluding the effect of interest rate swaps. The Company pays an annualized commitment fee of 0.25% on the unused portion of its ABL Facility if borrowings are greater than 50% of total commitments and 0.50% on the unused portion of the ABL Facility if borrowings are less than 50% of total commitments.
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
In addition, the Third Amendment amended the ABL Facility to (i) update the maximum secured leverage ratio to (x) 3.75 to 1.00 for the first four fiscal quarters after the Company issues any unsecured indebtedness and (y) 3.25 to 1.00 for each fiscal quarter thereafter, (ii) modify the triggers for commencing a “cash dominion” period (i.e., a period when the administrative agent applies proceeds in the deposit accounts to reduce borrowings under the ABL Credit Agreement)}, such that a “cash dominion” period will commence if availability under the ABL Credit Agreement is less than $125 million for more than five consecutive business days or if certain types of events of default occur, (iii) include customary provisions relating to the designation of “unrestricted subsidiaries” (i.e., subsidiaries that are not required to become loan parties or be bound by the covenants contained in the ABL Credit Agreement), (iv) provide that only material domestic restricted subsidiaries are required to become guarantors and collateral grantors under the ABL Facility, and (v) permit the Company and its restricted subsidiaries to incur additional indebtedness and liens and to make additional investments, dividends, distributions, redemptions and dispositions.
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
2029 Senior Notes
On February 2, 2024, Kodiak Services issued $750 million aggregate principal amount of 7.250% senior notes due 2029 (the “Notes”), pursuant to an indenture, dated February 2, 2024 (the “Indenture”), by and among Kodiak Services, Kodiak Gas Services, Inc., certain other subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee.
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
Our interest rate swaps exchange variable interest rates for fixed interest rates. We have not designated any derivative instruments as hedges for accounting purposes and do not enter into such instruments for speculative or trading purposes. See Note 12. Derivative Instruments to the consolidated financial statements included elsewhere in this Annual Report.
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

Adjusted Gross Margin and Adjusted Gross Margin Percentage
Adjusted gross margin and adjusted gross margin percentage are considered non-GAAP financial measures. We define adjusted gross margin as revenue less cost of operations, exclusive of depreciation and amortization expense. We define adjusted gross margin percentage as adjusted gross margin divided by total revenues. We believe that adjusted gross margin is useful as a supplemental measure of our operating profitability. Adjusted gross margin is impacted primarily by the pricing trends for service operations and cost of operations, including labor rates for service technicians, volume and per compression unit costs for lubricant oils and coolants, quantity and pricing of routine preventative maintenance on compression units and property tax rates on compression units. Adjusted gross margin should not be considered an alternative to, or more meaningful than, gross margin or any other measure of financial performance presented in accordance with GAAP. Moreover, adjusted gross margin as presented may not be comparable to similarly titled measures of other companies. Because we capitalize assets, depreciation and amortization of equipment is a necessary element of our costs. To compensate for the limitations of adjusted gross margin as a measure of our performance, we believe that it is important to consider gross margin determined under GAAP, as well as adjusted gross margin, to evaluate our operating profitability.
Adjusted Gross Margin
Contract Services

	Year Ended December 31,
	2024	2023

	(in thousands)
Total revenues	$1,034,173	$735,605
Cost of operations (exclusive of depreciation and amortization)	(355,016)	(257,092)
Depreciation and amortization	(260,272)	(182,869)
Gross margin	$418,885	$295,644
Gross margin percentage	40.5%	40.2%
Depreciation and amortization	260,272	182,869
Adjusted gross margin	$679,157	$478,513
Adjusted gross margin percentage	65.7%	65.1%
Other Services

	Year Ended December 31,
	2024	2023

	(in thousands)
Total revenues	$125,138	$114,776
Cost of operations (exclusive of depreciation and amortization)	(103,360)	(93,779)
Depreciation and amortization	—	—
Gross margin	$21,778	$20,997
Gross margin percentage	17.4%	18.3%
Depreciation and amortization	—	—
Adjusted gross margin	$21,778	$20,997
Adjusted gross margin percentage	17.4%	18.3%

Adjusted EBITDA and Adjusted EBITDA Percentage
Adjusted EBITDA and adjusted EBITDA percentage are considered non-GAAP measures. We define adjusted EBITDA as net income (loss) before interest expense; income tax expense; and depreciation and amortization; plus (i) loss on extinguishment of debt; (ii) loss (gain) on derivatives; (iii) equity compensation expense; (iv) severance expenses; (v) transaction expenses; (vi) loss (gain) on sale of assets; and (vii) impairment of compression equipment. We define adjusted EBITDA percentage as adjusted EBITDA divided by total revenues. Adjusted EBITDA and adjusted EBITDA percentage are used as supplemental financial measures by our management and external users of our financial statements, such as investors, commercial banks and other financial institutions, to assess:
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

The following table reconciles adjusted EBITDA to net income, the most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Net income	$50,334	$20,066
Interest expense	197,144	222,514
Income tax expense	25,574	15,070
Depreciation and amortization	260,272	182,869
Long-lived asset impairment	9,921	—
Loss on extinguishment of debt	—	6,757
Gain on derivatives	(24,017)	(20,266)
Equity compensation expense	17,658	5,914
Severance expense(1)	10,500	—
Transaction expenses(2)	32,552	6,001
Loss (gain) on sale of assets	29,612	(777)
Adjusted EBITDA	$609,550	$438,148

Net income percentage	4.3%	2.4%
Adjusted EBITDA percentage	52.6%	51.5%
For detailed footnote descriptions, refer to the annotations beneath the following table.
The following table reconciles adjusted EBITDA to net cash provided by operating activities for each of the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Net cash provided by operating activities	$327,987	$266,326
Interest expense	197,144	222,514
Income tax expense	25,574	15,070
Deferred tax provision	(15,429)	(7,863)
Cash received on derivatives	(25,251)	(63,156)
Loss on extinguishment of debt	—	2,398
Severance expense(1)	10,500	—
Transaction expenses(2)	32,552	6,001
Other(3)	(21,922)	(25,622)
Change in operating assets and liabilities	78,395	22,480
Adjusted EBITDA	$609,550	$438,148

(1)	Represents severance expense related to the CSI acquisition for the year ended December 31, 2024. There were no such expenses for the year ended December 31, 2023.
(2)	Represents certain costs associated with non-recurring professional services and other costs, primarily related to the CSI Acquisition, for the year ended December 31, 2024.
(3)	Includes amortization of debt issuance costs, non-cash lease expense, provision for credit losses and inventory reserve.
Discretionary Cash Flow
Discretionary cash flow is considered a non-GAAP measure. We define discretionary cash flow as net cash provided by operating activities less (i) maintenance capital expenditures; (ii) certain changes in operating assets and liabilities; and (iii) certain other expenses; plus (w) cash loss on extinguishment of debt; (x) severance expenses; and (y) transaction expenses. We believe discretionary cash flow is a useful liquidity and performance measure and supplemental financial measure for us in assessing our ability to pay cash dividends to our stockholders, make growth capital expenditures and assess our operating performance. Our ability to pay dividends is subject to limitations due to restrictions contained in our ABL Credit Agreement as further described elsewhere herein. Discretionary cash flow is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP, such as revenues, net income, operating income (loss) or cash flows from operating activities. Discretionary cash flow as presented may not be comparable to similarly titled measures of other companies.
Free Cash Flow
Free cash flow is considered a non-GAAP measure. We define free cash flow as net cash provided by operating activities less (i) maintenance capital expenditures; (ii) certain changes in operating assets and liabilities; (iii) certain other expenses; and (iv) growth capital expenditures; plus (w) cash loss on extinguishment of debt; (x) severance expenses; (y) transaction expenses; and (z) proceeds from sale of assets. We believe free cash flow is a liquidity measure and useful supplemental financial measure for us in assessing our ability to pursue business opportunities and investments to grow our business and to service our debt. Free cash flow is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP, such as revenues, net income, operating income (loss) or cash flows from operating activities. Free Cash Flow as presented may not be comparable to similarly titled measures of other companies.
The following table reconciles net cash provided by operating activities to discretionary cash flow, and free cash flow for each of the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Net cash provided by operating activities	$327,987	$266,326
Maintenance capital expenditures(1)	(66,200)	(36,990)
Loss on extinguishment of debt	—	2,398
Severance expense(2)	10,500	—
Transaction expenses(3)	32,552	6,001
Change in operating assets and liabilities	78,395	22,480
Other(4)	(9,953)	(12,066)
Discretionary cash flow	$373,281	$248,149
Growth capital expenditures (5)(6)	(285,992)	(184,487)
Proceeds from sale of assets	35,030	1,449
Free cash flow	$122,319	$65,111
For detailed footnote descriptions, refer to the annotations beneath the following table.

The following table reconciles net income to discretionary cash flow and free cash flow for each of the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Net income	$50,334	$20,066
Depreciation and amortization	260,272	182,869
Long-lived asset impairment	9,921	—
Change in fair value of derivatives	1,234	42,890
Loss on extinguishment of debt	—	6,757
Deferred tax provision	15,429	7,863
Amortization of debt issuance costs	11,969	13,556
Equity compensation expense	17,658	5,914
Severance expense(2)	10,500	—
Transaction expenses(3)	32,552	6,001
(Gain) loss on sale of assets	29,612	(777)
Maintenance capital expenditures(1)	(66,200)	(36,990)
Discretionary cash flow	$373,281	$248,149
Growth capital expenditures(5)(6)	(285,992)	(184,487)
Proceeds from sale of assets	35,030	1,449
Free cash flow	$122,319	$65,111

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources —Cash Requirements —Capital Expenditures” for information regarding amounts designated as maintenance capital expenditures.
(2)	Represents severance expense related to the CSI acquisition for the year ended December 31, 2024. There were no such expenses for the year ended December 31, 2023.
(3)	Represents certain costs associated with non-recurring professional services and other costs, primarily related to the CSI Acquisition, for the year ended December 31, 2024.
(4)	Includes non-cash lease expense, provision for credit losses and inventory reserve.
(5)	Growth capital expenditures includes an $8.1 million increase and a $1.7 million increase in accrued capital expenditures for the years ended December 31, 2024 and 2023, respectively.
(6)
Growth capital expenditures includes a non-cash increase in the sales tax accrual on compression equipment purchases of $22.0 million and $1.0 million for the years ended December 31, 2024 and 2023, respectively. These accrual amounts are estimated based on the best-known information as it relates to open audit periods with the state of Texas. See Note 15. Commitments and Contingencies to our consolidated financial statements for additional details.

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
Business Combination
We account for acquisitions of businesses using the purchase method, which requires the allocation of the purchase price based on the fair values of the identifiable assets and liabilities acquired. We estimate the fair values of the assets and liabilities acquired using accepted valuation methods, and, in many cases, such estimates are based on our judgments as to the future operating cash flows expected to be generated from the acquired assets throughout their estimated useful lives. We will account for the various assets (including intangible assets) acquired and liabilities assumed with the CSI Acquisition based on our estimate of fair values. Goodwill represents the excess of acquisition purchase price over the estimated fair values of the net assets acquired. The assumptions and inputs incorporated within the fair value estimates are subject to considerable management judgement and are based on industry, market, and economic conditions prevalent at the time of the acquisition. Actual results may differ from the projected results used to determine fair value.
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
Approximately 5% of the Company’s revenue in 2024, 12% in 2023, and 7% in 2022, was recognized under this method.
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
Application of the goodwill impairment test requires judgments, including a qualitative assessment to determine whether there are any impairment indicators, and determining the fair value of the reporting unit. A number of significant assumptions and estimates are involved in the application of the income approach to forecast future cash flows, including revenue and operating income growth rates, discount rates and other factors. The assumptions and inputs incorporated within the fair value estimates are subject to considerable management judgement and are based on industry, market, and economic conditions prevalent at the time of the acquisition. Actual results may differ from the projected results used to determine fair value.
No events or circumstances occurred that indicated that the fair value of the entity may be below its carrying amount; therefore, no goodwill impairment was recorded for the years ended December 31, 2024, 2023 and 2022.
Impairment of Long-Lived Assets
Long-lived assets, including property, plant, and equipment, and other finite-lived identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances, including the removal of compressors units from the active fleet, indicate that the carrying amount of an asset may not be recoverable. Such events may include significant changes in performance relative to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in the Company's business strategy, among others. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to estimated future undiscounted net cash flows expected to be generated by the asset. Impairment losses are recognized in the period in which the impairment occurs and represent the excess of the asset carrying value over its fair value estimated using future discounted net cash flows.
For the year ended December 31, 2024, we determined that certain events occurred related to a group of non-operating compression units associated with a certain customer in bankruptcy that indicated the carrying value of assets may not be recoverable. As a result, we recorded an impairment of compression equipment of $9.9 million for the year ended

December 31, 2024. No impairment was recorded, and no triggering events were identified, for the years ended December 31, 2023 and 2022.
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
As of December 31, 2024 and 2023, based on the information currently available, we accrued a contingent liability of approximately $70.1 million and $28.8 million, respectively, relating to the Sales Tax Audit for the periods currently under audit classified in accrued liabilities on the consolidated balance sheets.
As of December 31, 2024 and 2023, there are no other legal matters for which resolution could have a material adverse effect on the consolidated financial statements.
Fair Value of Derivative Instruments
We use any of three valuation approaches to measure fair value: the market approach, the income approach, and the cost approach in determining the appropriate valuation methodologies based on the nature of the asset or liability being measured and the reliability of the inputs used in arriving at fair value.
We record derivative instruments at fair value using Level 2 inputs of the fair value hierarchy. The interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs from actively quoted public markets, including interest rate curves and credit spreads.
As of December 31, 2024 and 2023, the fair value of derivative instruments were $21.2 million and $22.5 million, respectively.
Recently Adopted Accounting Pronouncement
See Note 2. Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our primary exposure to interest rate risk results from outstanding borrowings under the ABL Facility, which has a floating interest rate component. We use interest rate derivative instruments to manage our exposure to fluctuations in these variable interest rate components.
As of December 31, 2024 and 2023, we had $1.9 billion and $1.8 billion, respectively, outstanding under the ABL Facility and $1.4 billion and $1.2 billion, respectively, outstanding and effective notional amounts of floating to fixed interest rate swaps which we attribute to our borrowings under our ABL Facility. Excluding the effect of interest rate swaps, the average annualized interest rate incurred on the ABL Facility for borrowings during the year ended December 31, 2024 was approximately 6.77% and we estimate that a 1.0% increase in the applicable average interest rates for the year ended December 31, 2024 would have resulted in an estimated $16.7 million increase in ABL-related interest expense.
Counterparty Risk
Our credit exposure generally relates to receivables for services provided and a counterparty's failure to meet its obligations under a derivatives contract with the Company. If any significant customer of ours should have credit or financial problems resulting in a delay or failure to pay the amount it owes us, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, if any significant vendor of ours should have financial problems or operational delays, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. For the years ended December 31, 2024, 2023 and 2022, the Company recorded credit loss of $4.7 million, $7.1 million and $0.1 million, respectively related to the collectability of outstanding receivables.
The Company uses credit and other financial criteria to evaluate the credit standing of, and to select, counterparties to its derivative instruments. Although the Company does not obtain collateral or otherwise secure the fair value of its derivative instruments, associated credit risk is mitigated by the Company's risk management policies and procedures.
Concentration Risk
For the years ended December 31, 2024, 2023 and 2022, our four largest customers accounted for approximately 32%, 33%, and 36%, respectively, of our total revenues. One customer accounted for 13.4%, 11.7% and 12.4% of total revenues in 2024, 2023 and 2022, respectively. If any significant customer of ours should discontinue their relationship with us, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2024, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
As disclosed in Note 3. Acquisitions and Divestitures to the consolidated financial statements included elsewhere in this Annual Report, Kodiak acquired CSI Compressco on April 1, 2024. Following the close of the CSI Acquisition, we integrated a portion of CSI Compressco into our existing systems and internal control over financial reporting and related processes. Consistent with interpretive guidance issued by the Staff of the SEC for newly acquired businesses, management has excluded a portion of CSI Compressco from our assessment of internal control over financial reporting as of December 31, 2024. In accordance with such guidance, an assessment of recent business combinations may be omitted from management’s assessment of internal control over financial reporting for one year following the acquisition. The excluded elements represent controls over approximately 22% of consolidated assets and approximately 22% of consolidated revenues as shown on our consolidated financial statements as of and for the year ended December 31, 2024.
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
Changes in Internal Control over Financial Reporting
On April 1, 2024, we completed the CSI Acquisition. As part of the ongoing integration, we are in the process of incorporating the controls and related procedures of CSI Compressco. Other than incorporating CSI Compressco’s controls there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2024, none of our directors or “officers” (as such term is defined in Rule16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated herein by reference from our definitive proxy statement, which will be filed no later than 120 days after December 31, 2024.
Item 11.    Executive Compensation
The information required by Item 11 is incorporated herein by reference from our definitive proxy statement, which will be filed no later than 120 days after December 31, 2024.
Item 12.    Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Equity Compensation Plan Information as of December 31, 2024
Our equity compensation plans approved by our shareholders provide for the issuance of common stock to officers, employees, directors and consultants. The following table sets forth information regarding outstanding RSUs and PSUs, and shares available for future issuance under these plans as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)(1)	(b)(2)	(c)(3)
Equity compensation plans approved by security holders	1,945,134	$—	5,703,962
Equity compensation plans not approved by security holders	—	—	—
Total	1,945,134	$—	5,703,962

(1)
This column reflects all shares of common stock subject to outstanding RSUs and PSUs, in each case, granted under the Omnibus Plan. The PSUs included in this column represent the number of shares that may be issued upon vesting if the target performance goal is achieved during the three-year performance period. See Note 14. Stockholders’ Equity to our consolidated financial statements for further details of our Omnibus Plan. Because the number of shares of common stock to be issued upon settlement of outstanding PSUs is subject to performance conditions, the number of shares of common stock actually issued may be substantially more or less than the number reflected in this column.

(2)	Only RSUs and PSUs are reflected in column (a); there is no weighted-average exercise price associated with these awards.
(3)
This column reflects the total number of shares of common stock remaining available for issuance under the Omnibus Plan as of December 31, 2024, excluding shares subject to outstanding awards reflected in column (a).

The additional information required by this Item 12 will be incorporated herein by reference from our definitive proxy statement, which will be filed no later than 120 days after December 31, 2024
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference from our definitive proxy statement, which will be filed no later than 120 days after December 31, 2024.
Item 14.    Principal Accounting Fees and Services
Our independent registered public accounting firm is BDO USA, P.C. (PCAOB ID No.243).
The information required by Item 14 is incorporated herein by reference from our definitive proxy statement, which will be filed no later than 120 days after December 31, 2024.

Part IV
Item 15.    Exhibits and Financial Statement Schedules
(a) Documents filed as a part of this report.
1. Financial Statements. See “Index to Consolidated Financial Statements” set forth on Page F-1.
2. Financial Statement Schedule
All financial statement schedules are omitted because they are not applicable or the information is set forth in the consolidated financial statements or notes thereto within Item 8 “Financial Statements and Supplementary Data.”
3. Exhibits
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

3.3*	Second Amended and Restated Bylaws of Kodiak Gas Services, Inc.

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

4.4*	Description of Capital Stock of Kodiak Gas Services, Inc.

10.1†	Kodiak Gas Services, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2023).

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

10.11†	Executive Severance Plan of Kodiak Gas Services, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2024).

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

10.14	Registration Rights Agreement, dated as of April 1, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2024).

10.15
Sixth Amended and Restated Limited Liability Company Agreement of Kodiak Gas Services, LLC, dated as of April 1, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2024).

14.1	Code of Business Conduct, as amended May 2024 (incorporated by reference to Exhibit 14.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2024).

19.1*	Kodiak Gas Services, Inc. Insider Trading Policy

21.1*	List of Subsidiaries

23.1*	Consent of BDO USA, P.C.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy of Kodiak Gas Services, Inc. (incorporated by reference to Exhibit 99.7 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2024).

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________
*Filed herewith.
**Furnished herewith.
†    Management compensatory plan or contract.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kodiak Gas Services, Inc.

Date: March 6, 2025	By:	/s/ Robert M. McKee
Robert M. McKee
President, Chief Executive Officer and Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 6, 2025.

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
Terry Bonno

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Kodiak Gas Services, Inc.
The Woodlands, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kodiak Gas Services, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
Houston, Texas
March 6, 2025

KODIAK GAS SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$4,750	$5,562
Accounts receivable, net of allowance of $12,629 and $8,050, respectively	253,637	113,192
Inventories, net	103,341	76,238
Fair value of derivative instruments	3,672	8,194
Contract assets	7,575	17,424
Prepaid expenses and other current assets	10,686	10,353
Total current assets	383,661	230,963
Property, plant and equipment, net	3,395,022	2,536,091
Operating lease right-of-use assets, net	53,754	33,716
Finance lease right-of-use assets, net	5,696	—
Goodwill	415,213	305,553
Identifiable intangible assets, net	162,747	122,888
Fair value of derivative instruments	17,544	14,256
Other assets	1,486	639
Total assets	$4,435,123	$3,244,106
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57,562	$49,842
Accrued liabilities	188,732	97,078
Contract liabilities	73,075	63,709
Total current liabilities	319,369	210,629
Long-term debt, net of unamortized debt issuance cost	2,581,909	1,791,460
Operating lease liabilities	49,748	34,468
Finance lease liabilities	3,514	—
Deferred tax liabilities	103,826	62,748
Other liabilities	3,150	2,148
Total liabilities	3,061,516	2,101,453
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, (50.0 million authorized, $0.01 par value) 0.8 million and zero shares issued and outstanding as of December 31, 2024 and 2023, respectively	9	—
Common stock, (750.0 million shares authorized, $0.01 par value) 89.2 million and 77.4 million issued and 87.8 million and 77.4 million outstanding as of December 31, 2024 and 2023, respectively	892	774
Additional paid-in capital	1,305,375	963,760
Treasury stock, at cost (1.4 million and zero shares held as of December 31, 2024 and 2023, respectively)	(40,000)	—
Noncontrolling interest	13,694	—
Retained earnings	93,637	178,119
Total stockholders’ equity	1,373,607	1,142,653
Total liabilities and stockholders’ equity	$4,435,123	$3,244,106
See accompanying notes to the consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Contract Services	$1,034,173	$735,605	$654,957
Other Services	125,138	114,776	52,956
Total revenues	1,159,311	850,381	707,913
Operating expenses:
Cost of operations (exclusive of depreciation and amortization shown below):
Contract Services	355,016	257,092	225,715
Other Services	103,360	93,779	41,636
Depreciation and amortization	260,272	182,869	174,463
Selling, general and administrative	151,680	73,308	44,882
Long-lived asset impairment	9,921	—	—
Loss (gain) on sale of assets	29,612	(777)	(874)
Total operating expenses	909,861	606,271	485,822
Income from operations	249,450	244,110	222,091
Other income (expenses):
Interest expense	(197,144)	(222,514)	(165,867)
Loss on extinguishment of debt	—	(6,757)	—
Gain on derivatives	24,017	20,266	83,116
Other (expense) income, net	(415)	31	17
Total other expenses	(173,542)	(208,974)	(82,734)
Income before income taxes	75,908	35,136	139,357
Income tax expense	25,574	15,070	33,092
Net income	50,334	20,066	106,265
Less: Net income attributable to noncontrolling interests	439	—	—
Net income attributable to common shareholders	$49,895	$20,066	$106,265

Earnings per share:
Basic earnings per share	$0.58	$0.29	$1.80
Diluted earnings per share	$0.56	$0.29	$1.80
Basic weighted average shares of common stock outstanding	83,094	68,059	59,000
Diluted weighted average shares of common stock outstanding	85,170	68,327	59,000
See accompanying notes to the consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Shares		Preferred Shares		Additional Paid- In Capital	Treasury Shares		Noncontrolling Interest	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, January 1, 2022	59,000	$590	—	$—	$871,403	—	$—	$—	$88,078	$960,071
Equity compensation - profits interests	—	—	—	—	(214)	—	—	—	971	757
Distribution to parent	—	—	—	—	(838,000)	—	—	—	—	(838,000)
Net income	—	—	—	—	—	—	—	—	106,265	106,265
Balance, December 31, 2022	59,000	$590	—	$—	$33,189	—	$—	$—	$195,314	$229,093
Distribution to parent	—	—	—	—	(33,189)	—	—	—	(9,111)	(42,300)
Proceeds from initial public offering, net of underwriter discounts	18,400	184	—	—	277,656	—	—	—	—	277,840
Offering costs	—	—	—	—	(10,848)	—	—	—	—	(10,848)
Debt novation	—	—	—	—	692,099	—	—	—	—	692,099
Equity compensation	—	—	—	—	4,271	—	—	—	1,643	5,914
Incentive award conversion	—	—	—	—	582	—	—	—	—	582
Dividends paid to stockholders	—	—	—	—	—	—	—	—	(29,793)	(29,793)
Net income	—	—	—	—	—	—	—	—	20,066	20,066
Balance, December 31, 2023	77,400	$774	—	$—	$963,760	—	$—	$—	$178,119	$1,142,653
Issuance of common shares for business acquisition	6,786	68	—	—	188,099	—	—	—	—	188,167
Issuance of preferred shares and noncontrolling interest for business acquisition	—	—	5,562	56	(124)	—	—	154,186	—	154,118
Preferred shares and noncontrolling interest converted to common shares	4,730	47	(4,730)	(47)	136,088	—	—	(136,088)	—	—
Equity compensation	—	—	—	—	17,008	—	—	650	—	17,658
Offering costs	—	—	—	—	(1,162)	—	—	—	—	(1,162)
Dividends and dividends equivalents paid to stockholders	—	—	—	—	—	—	—	—	(134,803)	(134,803)
Restricted stock units vested under the Omnibus Plan, net of 107 shares withheld for taxes	324	3	—	—	(2,769)	—	—	—	—	(2,766)
Taxes withheld on issuance of stock-based awards and conversion of preferred shares	—	—	—	—	4,540	—	—	—	—	4,540
Repurchase of common shares	—	—	—	—	—	1,435	(40,000)	—	—	(40,000)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,529)	—	(5,529)
Net income	—	—	—	—	—	—	—	439	49,895	50,334
Other	—	—	—	—	(65)	—	—	36	426	397
Balance, December 31, 2024	89,240	$892	832	$9	$1,305,375	1,435	$(40,000)	$13,694	$93,637	$1,373,607
See accompanying notes to the consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$50,334	$20,066	$106,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	260,272	182,869	174,463
Long-lived asset impairment	9,921	—	—
Equity compensation expense	17,658	5,914	971
Amortization of debt issuance costs	11,969	13,556	13,727
Non-cash lease expense	4,730	4,465	2,817
Provision for credit losses	4,664	7,101	86
Inventory reserve	559	500	500
Loss (gain) on sale of assets	29,612	(777)	(874)
Change in fair value of derivatives	1,234	42,890	(87,363)
Deferred tax provision	15,429	7,863	27,301
Loss on extinguishment of debt	—	4,359	—
Changes in operating assets and liabilities, exclusive of effects of business acquisition:
Accounts receivable	(102,887)	(22,742)	(16,887)
Inventories	(1,336)	(4,583)	(24,302)
Contract assets	9,849	(13,869)	(3,555)
Prepaid expenses and other current assets	4,434	(833)	(3,269)
Accounts payable	4,967	10,166	(1,518)
Accrued and other liabilities	(2,097)	2,781	25,579
Contract liabilities	9,366	6,600	5,905
Other assets	(691)	—	—
Net cash provided by operating activities	327,987	266,326	219,846
Cash flows from investing activities:
Net cash acquired in acquisition of CSI Compressco LP	9,458	—	—
Purchase of property, plant and equipment	(336,956)	(219,795)	(259,349)
Proceeds from sale of assets	35,030	1,449	8,082
Other	—	(75)	(115)
Net cash used in investing activities	(292,468)	(218,421)	(251,382)
Cash flows from financing activities:
Borrowings on debt instruments	2,642,370	1,020,102	1,613,886
Payments on debt instruments	(2,475,572)	(1,243,981)	(724,895)
Principal payments on other borrowings	(5,634)	—	—
Payment of debt issuance cost	(16,271)	(32,768)	(27,819)
Principal payments on finance leases	(2,421)	—	—
Proceeds from initial public offering, net of underwriter discounts	—	277,840	—
Offering costs	(1,162)	(10,039)	—
Loss on extinguishment of debt	—	(1,835)	—
Dividends paid to stockholders	(133,886)	(29,793)	—
Repurchase of common shares	(40,000)	—	—
Cash paid for shares withheld to cover taxes	(2,766)	—	—
Taxes withheld on issuance of stock-based awards and conversion of preferred shares	4,540	—	—
Distribution to parent	—	(42,300)	(838,000)
Distribution to noncontrolling interest	(5,529)	—	—
Net cash (used in) provided by financing activities	(36,331)	(62,774)	23,172
Net decrease in cash and cash equivalents	(812)	(14,869)	(8,364)
Cash and cash equivalents - beginning of period	5,562	20,431	28,795
Cash and cash equivalents - end of period	$4,750	$5,562	$20,431
Supplemental cash disclosures:
Cash paid for interest	$147,144	$216,648	$143,441
Cash paid for taxes	$14,662	$9,762	$2,177
Supplemental disclosure of non-cash investing activities:
Increase in accrued capital expenditures	$(8,125)	$(1,682)	$(1,918)
Purchase of property, plant and equipment through exchange of lease ROU asset	$—	$3,227	$—
Supplemental disclosure of non-cash financing activities:
Dividends equivalent	$(917)	$—	$—
Non-cash debt novation	$—	$(689,829)	$—
See accompanying notes to the consolidated financial statements.

KODIAK GAS SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
Kodiak Gas Services, Inc. (the “Company” or “Kodiak”) is an operator of contract compression infrastructure and related services primarily in the U.S. The Company operates compression units under fixed-revenue contracts with upstream and midstream customers.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions used in preparing the accompanying consolidated financial statements. Significant estimates and assumptions that impact these consolidated financial statements relate to, among other things, fair value of derivative instruments, estimates of cost to complete on revenue contracts with customers, grant date fair value for the share-based equity awards, forecasting of our income tax (provision) benefit and the valuation of deferred taxes, useful lives of and salvage value of property, plant and equipment, fair value of assets acquired and liabilities assumed in business combinations, and sales tax liabilities.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.
Revenue Recognition
The Company recognizes revenue when obligations under the terms of a contract with the customer are satisfied. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or providing services to our customers. See Note 4. Revenue Recognition for more detailed information about revenue recognition.
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

Inventories
Inventories consist of (i) non-serialized spare parts, fluids and other supplies consumed in the performance of revenue-generating services and parts and supplies inventory for the repair and maintenance of the Company’s equipment fleet; and (ii) serialized parts consisting of components inventory to support the Company’s equipment fleet. Inventories are measured at the lower of cost or net realizable value. Non-serialized inventories' cost is determined using weighted-average cost. Serialized inventories' cost is determined using the specific-identification cost method. The Company recognizes decreases in inventory values through reductions of carrying values to lower of cost or net realizable value on an as needed basis. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on estimated shrinkage between physical inventory counts, changes in customer demand, technological developments, or other economic factors.
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
Impairment of Long-Lived Assets
Long-lived assets, including property, plant, and equipment, and other finite-lived identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances, including the removal of compressors from the active fleet, indicate that the carrying amount of an asset may not be recoverable. Such events may include significant changes in performance relative to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in the Company’s business strategy, among others. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to estimated future undiscounted net cash flows expected to be generated by the asset. Impairment losses are recognized in the period in which the impairment occurs and represent the excess of the asset carrying value over its estimated future discounted cash flows.
Leases
The Company determines if an arrangement is a lease at commencement date and the leases are included in either operating or financing lease right-of-use assets ("ROU"), and operating or finance lease liabilities in the Company’s consolidated balance sheets.
ROU lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments. ROU lease assets also include any lease payments made and exclude lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Short-term leases (those with an initial term of twelve months or less upon commencement)are not recorded on our consolidated balance sheet. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable costs such as the Company’s proportionate share of actual costs for utilities, common area maintenance, property taxes and insurance are not included in the lease liability and are recognized in the period in which they are incurred. For finance leases, we amortize our right-of-use assets on a straight-line basis over the shorter of the asset’s useful life or the lease term. Additionally, interest expense is recognized each period related to the accretion of our lease liabilities over their respective lease terms.

Identifiable Intangible Assets, net
Identifiable intangible assets acquired in connection with business combinations are recorded at fair value as of the date of acquisition. The cost of identifiable intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally ranging from 5 to 20 years, which is the period over which the assets are expected to contribute directly or indirectly to future cash flows. The Company’s identifiable intangible assets consist of trade name and customer relationships.
Goodwill
Goodwill represents the excess of acquisition consideration paid over the fair value of net assets and liabilities acquired. Goodwill is not amortized, but rather is reviewed for impairment on an annual basis (or more frequently if impairment indicators exist). The Company tests goodwill at the reporting unit level, which is the level for which there are distinct cash flows, products, capabilities and available financial information by first performing a qualitative assessment to determine if it is more likely than not that the carrying value of the entity exceeds its fair value. As of December 31, 2024 and 2023, the Company had two reporting units; however, the entire goodwill balance was allocated to the Company’s Contract Services reporting unit.
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
The Company performed a qualitative test during its fourth quarter and concluded that there were no events or circumstances that occurred indicating it was more likely than not that the fair value of the Contract Services reporting unit was below its carrying amount. No goodwill impairment was recorded for the years ended December 31, 2024, 2023, or 2022.
Application of the goodwill impairment test requires judgments, including a qualitative assessment to determine whether there are any impairment indicators, and determining the fair value of the reporting unit if an impairment indicator is present. A number of significant assumptions and estimates are involved in the application of the income approach to forecast future cash flows, including revenue and operating income growth rates, discount rates and other factors. While we believe that our estimates of current fair value are reasonable, if actual results differ from the estimates and judgments used including such items as future cash flows and the volatility inherent in markets which we serve, impairment charges against the carrying value of those assets could be required in the future.
Stock-based Compensation
Stock-based compensation expense is measured at the grant date of the share-based awards based on their fair value. Stock-based compensation expense is recognized on a straight-line basis over the vesting period and is included in selling, general and administrative expenses in the consolidated statements of operations. We do not estimate expected forfeitures, but recognize them as they occur. See Note 14. Stockholders’ Equity for additional information related to stock-based compensation.
Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the Basic Weighted Average Shares Outstanding plus all potential dilutive common shares outstanding during the period. See Note 21. Earnings Per Share of Common Stock for additional information related to earnings per share.

Debt Issuance Costs
Costs incurred related to debt issuance are deferred and amortized over the term of the related debt using a method that approximates the effective interest rate method. Unamortized debt issuance costs are recorded as a direct deduction from the carrying amount of the related loans on the consolidated balance sheets.
Derivative Instruments
The Company recognizes derivative instruments on the consolidated balance sheets at fair value and classifies them as current or long-term depending on the maturity of the derivative instrument and whether the net carrying value is in a net liability position. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and whether the Company has elected to designate the derivative as being in a hedging relationship. Currently, the Company’s interest rate swaps are intended to economically hedge certain risks (“economic hedges”). The Company has elected not to apply hedge accounting to these instruments and does not enter into such instruments for speculative purposes; accordingly, all realized and unrealized gains and losses on derivative instruments have been recognized in the accompanying consolidated statements of operations as gain on derivatives.
Income Taxes
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and deferred tax liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and deferred tax liabilities is recognized in income in the period that includes the enactment date. Management is not aware of any changes in tax laws or rates that would have a material impact on our financial position, results of operations or cash flows.
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future, in excess of their net recorded amount, we would make an adjustment to the valuation allowance against deferred tax assets, which would reduce the provision for income taxes.
The Company applies a “more-likely-than-not” recognition threshold for all tax uncertainties. This approach only allows the recognition of those tax benefits that have a greater than 50% percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing this approach, the Company has reviewed its tax positions and determined there were no outstanding or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities. The Company believes that there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within the next twelve months. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. None of the Company’s federal or state tax income tax returns are currently under examination by the Internal Revenue Service (“IRS”) or state authorities. However, fiscal years 2020 and later remain subject to examination by the IRS and respective states in the U.S.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law. The IRA contains significant tax law changes, including a corporate alternative minimum tax (“CAMT”) of 15% on adjusted financial statement income for applicable corporations, and a 1% excise tax on stock repurchases after December 31, 2022. The IRA also extends certain federal tax credits and creates new tax credits to promote sustainability initiatives. The Company examined the IRA and determined that it does not have a material impact on the consolidated financial statements. The Company will continue to monitor this legislation as additional guidance is issued by the U.S. Treasury Department.
In December 2021, the Organization for Economic Co-operation and Development ("OECD") published Model Global Anti-Base Erosion rules under Pillar Two. The model rules seek to ensure that multinational corporations pay tax at a minimum rate of 15% in each jurisdiction in which they do business. Various countries in which we operate have implemented Pillar Two rules which became effective starting in 2024. The Company analyzed the enacted legislation and determined that it did not have a material impact on our financial statements. The Company will continue to evaluate Pillar Two legislation as it is enacted to determine its impact on the tax provision.

Fair Value Measurements
The Company records certain financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. These fair value measurements incorporate nonperformance risk (i.e., the risk that an obligation will not be fulfilled) and credit risk. In the absence of active markets for identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. Preference is given to observable inputs.
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
See Note 13. Fair Value Measurements for more details.
Concentrations of Credit Risk
The Company’s assets that are potentially subject to concentrations of credit risk are cash and cash equivalents, trade accounts receivable and contract assets. Cash balances are maintained in financial institutions which at times exceed federally insured limits. The Company monitors the financial condition of the financial institutions in which accounts are maintained and has not experienced any losses in such accounts. The accounts receivable and contract assets of the Company are spread over a number of customers, a majority of which are operators and suppliers to the natural gas and oil industries.
Major customers are defined as those individually comprising more than 10% of our revenues or accounts receivable, net balance. For the year ended December 31, 2024, one customer comprised approximately 13% of total revenues. For each of the years ended December 31, 2023 and 2022, one customer comprised approximately 12% of total revenues. All of these revenues were related to the Contract Services segment.
As of December 31, 2024 and 2023, one customer comprised 12% and 14%, respectively, of the Company's accounts receivable, net balance.
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendment requires the annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. The guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis, with a retrospective option. We are currently evaluating the impact of this standard on our disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (DISE), which requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions and the total amount of selling expenses. This guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this standard on our disclosures.
Recently Adopted Accounting Pronouncements
In November 2023, FASB issued ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, which requires a public business entity to disclose its significant segment expense categories and amounts for each reportable segment. A significant segment expense is an expense that is significant to the segment, regularly provided to or easily computes from information regularly provided to the chief operating decision maker ("CODM"), and included in the reported measure of segment profit or loss. The guidance is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. The adoption of this ASU did not have a material effect on our consolidated financial statements, other than the newly required disclosures. See Note 20. Segments for the inclusion of the new required disclosures.
3. Acquisitions and Divestitures
Merger with CSI Compressco
On April 1, 2024, the Company completed the acquisition of 100% of the issued and outstanding partnership interests of CSI Compressco pursuant to the terms of the Merger Agreement, dated December 19, 2023 (the “Merger Agreement”), for total consideration of $342.3 million, consisting of the issuance of the equity shares in the CSI Acquisition. CSI Compressco provides contract services related to the exploration and production of oil and natural gas, including natural gas compression services and treating services, aftermarket services, and the sale of compressor package parts and components manufactured by third-party suppliers. Strategically, the CSI Acquisition is expected to afford us the opportunity to capture significant synergies associated with our product and service offerings, further penetrate new and existing markets, and achieve administrative efficiencies and other strategic benefits.
Under the Merger Agreement, CSI Compressco unitholders received 0.086 shares of common stock, par value $0.01 per share, of Kodiak (“common stock”) for each CSI Compressco common unit owned, and certain CSI Compressco unitholders meeting specified requirements (the “Electing Unitholders”) elected to receive limited liability company units (“OpCo Units”) representing economic interests in Kodiak Services (along with an equal number of shares of Kodiak’s non-economic voting preferred stock), for each CSI Compressco common unit they held. Each OpCo Unit is redeemable at the option of the holder for (i) one share of common stock (along with cancellation of a corresponding share of preferred stock) or (ii) cash at Kodiak Services’ election, following a 180 days post-closing lock-up and subject to certain conditions. On or after April 1, 2029, Kodiak shall have the right to effect redemption of such OpCo Units. The OpCo Units represent and will be accounted for as noncontrolling interests in Kodiak Services. Each share of preferred stock entitles the holder to one vote per share, voting proportionally with holders of common stock. The preferred stock lacks economic benefits beyond its par value of $0.01 per share (with a maximum value of $50,000), as it does not participate in earnings or cash dividends of Kodiak. Rather, it solely represents a voting share. Pursuant to the Merger Agreement, the Company issued 6,785,712 shares of common stock and 5,562,273 shares of preferred stock (with an equal number of OpCo Units) with an estimated fair value of $342.3 million based on the Company’s stock price on April 1, 2024 of $27.72.
Additionally, subsequent to the close of the CSI Acquisition, the Company used additional draws on the ABL Facility of $651.8 million to repay, terminate and/or redeem all of CSI Compressco’s existing outstanding indebtedness, except for certain equipment financing obligations, and pay fees and expenses related to the 2029 Senior Notes offering and the CSI Acquisition. See Note 11. Debt and Credit Facilities for further description.

Our preliminary allocation of the purchase price to the estimated fair value of the CSI Compressco net assets is as follows (in thousands):

Fair value of consideration transferred	$342,285

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$9,458
Receivables	48,890
Inventory	40,738
Prepaid expenses & other current assets	8,638
Intangible assets(1)	47,503
Property, plant and equipment	813,783
Right of use assets	26,044
Deferred tax assets	17
Other non-current assets	3,110
Total assets acquired	998,181

Deferred tax liabilities	29,695
Long term debt	627,953
Other current liabilities	86,267
Other non-current liabilities	21,870
Total liabilities assumed	765,785

Total identifiable assets acquired less liabilities assumed	$232,396

Goodwill acquired	$109,889

(1)
Identifiable intangibles acquired include customer relationships and trade names with a fair value of $41.1 million and $6.4 million, respectively. Estimated useful lives are 15 and 5 years, respectively. The weighted average amortization period for identifiable intangible assets recognized is 13.2 years.

The purchase price was allocated to the assets acquired and liabilities assumed based on our estimates of fair value estimated as of the acquisition date. The methodologies used, and key assumptions made, were based on a combination of the income approach, market approach, and cost approach. The assumptions and inputs incorporated within the fair value estimates are subject to considerable management judgement and are based on industry, market, and economic conditions prevalent at the time of the acquisition. As of December 31, 2024, we have substantially completed the allocation of the consideration. The primary areas in which the preliminary purchase price allocation is not yet finalized relate to the deferred income taxes and residual goodwill. We will complete the purchase price allocation and valuation during the first quarter of 2025.
During the year ended December 31, 2024, we recognized measurement period adjustments of $12.1 million, primarily related to updated valuations of property, plant and equipment, intangible assets, and deferred tax liabilities. The measurement period adjustment increased goodwill acquired from $97.8 million to $109.9 million.
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

Level 3 - Intangible assets, property, plant and equipment, and sales tax liability; based on unobservable inputs for which there is little or no market data and which assumption are made about how market participants would price the assets or liabilities. The Company used a combination of the income, cost and market approaches based on various assumptions and inputs.
Goodwill of $109.9 million arising from the CSI Acquisition is supported by the strategic benefits and expected synergies to be generated from the CSI Acquisition. Goodwill is not deductible for tax purposes and has been allocated to our Contract Services reportable segment. The acquired property, plant and equipment is stated at fair value, and depreciation on the acquired property, plant and equipment is computed using the straight-line method over the estimated remaining useful lives of each asset in line with the Company’s policies.
It is impracticable to determine the revenue and earnings recorded in the consolidated statements of operations for the year ended December 31, 2024 as we initiated the integration of a substantial portion of CSI Compressco into our ongoing operations following the close of the CSI Acquisition. In addition, acquisition-related costs of approximately $26.3 million were incurred during the year ended December 31, 2024 related to external legal fees, transaction consulting fees, and due diligence costs. These costs have been recognized in selling, general and administrative expenses in the consolidated statements of operations.
Unaudited Supplemental Pro Forma Financial Information
The following unaudited supplemental pro forma information has been prepared as though the CSI Acquisition had occurred on January 1, 2023. The pro forma information is presented for illustrative purposes only and is based on estimates and assumptions we deemed appropriate. The following pro forma information is not necessarily indicative of the historical results that would have been achieved if the acquisition had occurred in the past, and our operating results may have been different from those reflected in the pro forma information below. Therefore, the pro forma information should not be relied upon as an indication of the operating results that we would have achieved if the transaction had occurred on January 1, 2023 or the future results that we will achieve after the transactions. The pro forma results include certain adjustments, primarily due to increases in interest expense due to additional borrowings incurred to finance the acquisition and amortization of debt issuance costs and depreciation and amortization expense. Non-recurring acquisition related costs including transaction costs, such as legal, accounting, valuation and other professional services as well as integration costs such as severance are included within the pro forma revenue and net income below.

	Year Ended December 31,
	2024	2023
Revenue	$1,256,421	$1,236,509
Net income	$59,945	$17,968
Sale of Assets
On September 12, 2024, the Company sold certain property, plant and equipment and other assets in the U.S. as well as our legal entity in Canada to a third-party buyer. The majority of the operations were included in the Contract Services segment through the date of sale. Total net assets sold were approximately $18.0 million, consisting primarily of compression equipment, inventory, and other assets. Upon disposition, we incurred a loss of approximately $7.0 million included in loss (gain) on sale of assets in our consolidated statements of operations for the year ended December 31, 2024.
On December 9, 2024, we sold certain assets and our legal entity in Argentina. The majority of the operations were included in the Contract Services segment through the date of sale. The transaction constituted the sale of a business for accounting purposes. Total assets sold primarily consisted of approximately $10.8 million in property, plant and equipment, $2.7 million in accounts receivable, and $2.2 million in inventory. We recognized a loss of $13.6 million, which is included in loss (gain) on sale of assets in our consolidated statements of operations for the year ended December 31, 2024.

4. Revenue Recognition
The following table disaggregates the Company’s revenue by type and timing of provision of services or transfer of goods (in thousands):

	Year Ended December 31,
	2024	2023	2022
Services provided over time:
Contract Services	$1,032,493	$728,032	$646,281
Other Services	56,512	89,402	46,971
Total services provided over time	1,089,005	817,434	693,252
Services provided or goods transferred at a point in time:
Contract Services	1,680	7,573	8,676
Other Services	68,626	25,374	5,985
Total services provided or goods transferred at a point in time	70,306	32,947	14,661
Total revenues	$1,159,311	$850,381	$707,913
The Company derives its revenue from contracts with customers, which comprise the following revenue streams:
Contract Services
Contract Services consists of operating Company-owned compression, customer-owned compression and gas treating and cooling infrastructure for the Company's customers, pursuant to primarily fixed-revenue contracts enabling the production, gathering and transportation of natural gas and oil.
Contract Services for Kodiak-owned compressors, customer-owned compressors, as well as gas treating equipment, are generally satisfied over time, as services are rendered for selected customer locations on a monthly basis and based upon specific performance criteria set forth in the applicable contract. Terms are typically one to seven years and at the end of the term, transition to a month-to-month term if not cancelled by either party. The monthly service for each location is substantially the same service month to month and is promised consecutively over the contract term. The progress and performance of the service are measured consistently using a straight-line, time-based method; the performance obligations are satisfied evenly over the contract term as the customer simultaneously receives and consumes the benefits provided by the service. Consistent with the Company's satisfaction of its performance obligations, the customer renders payment for services over time in accordance with the terms of the contract.
If variable consideration exists, it is allocated to the distinct monthly service within the series to which such variable consideration relates. The Company has elected to apply the right to invoice practical expedient to recognize revenue for such variable consideration, as the invoice corresponds to the value transferred to the customer based on the Company's performance completed to date.
There are typically no material obligations for returns, refunds, or warranties. The Company’s standard contracts do not usually include non-cash consideration.
Other Services
Other Services consists of a full range of services to support any ancillary needs of customers, including station construction, customer-owned compression maintenance and overhaul, freight and crane charges, and other time and material-based offerings.
For most of the Company’s station construction contracts, the customer contracts with the Company to provide a service of integrating a significant set of tasks and components into a single contract. Hence, the entire contract is accounted for as one performance obligation. The Company recognizes revenue over time as the Company's performance creates or enhances an asset that the customer, in turn, controls. For construction contracts, revenue is recognized using an input method. Measure of the progress towards satisfaction of the performance obligation is based on the actual amount of labor and material costs incurred. The amount of the transaction price recognized as revenue each reporting period is determined by multiplying the transaction price by the ratio of actual costs incurred to date to total estimated costs expected for the construction services. Payment terms and conditions vary by contract, but contract terms generally include a requirement of payment upon completion of a milestone. Judgment is involved in the estimation of the progress to completion. Any adjustments to the measure of the progress to completion is accounted for on a prospective basis. Changes to the scope of service are recognized as an adjustment to the transaction price in the period in which the change order is agreed upon and executed. Losses on construction contracts, if any, are recognized in the period when the estimated loss is determined. There have been no losses recognized in the years ended December 31, 2024, 2023 and 2022, respectively.
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
Contract Assets and Liabilities
The Company recognizes a contract asset when the Company has the right to consideration in exchange for goods or services transferred to a customer. Contract assets are transferred to trade receivables when the Company has the right to bill. The Company had contract assets of $7.6 million and $17.4 million as of December 31, 2024 and 2023, respectively.
The Company records contract liabilities when cash payments are received or due in advance of performance. The Company’s contract liabilities were $73.1 million as of December 31, 2024. As of January 1, 2024 and 2023, the beginning balances for contract liabilities were $63.7 million and $57.1 million, respectively, all of which was recognized as revenue in the years ended December 31, 2024 and 2023, respectively.
Performance Obligations
As of December 31, 2024, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to the Company’s revenue for the Contract Services segment is $1.5 billion.
The Company expects to recognize these remaining performance obligations as follows (in thousands):

	2025	2026	2027	2028	2029 and thereafter	Total
Remaining performance obligations	$763,965	$431,133	$198,932	$53,116	$26,180	$1,473,326
As of December 31, 2024, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to the Company’s revenue for the Other Services segment is $10.2 million, all of which is expected to be recognized by December 31, 2025.
5. Accounts Receivable, net
The allowance for credit losses were $12.6 million and $8.0 million as of December 31, 2024 and 2023, respectively, which represents our best estimate of the amount of probable credit losses included within our existing accounts receivable balance.
The changes in our allowance for credit losses are as follows (in thousands):

Allowances for Credit Losses
Balance at January 1, 2022	$959
Write-offs charged against allowance	(10)
Balance at December 31, 2022	949
Current-period provision for expected credit losses	7,101
Balance at December 31, 2023	8,050
Current-period provision for expected credit losses	4,664
Write-offs charged against allowance	(85)
Balance at December 31, 2024	$12,629

6. Inventories, net
Inventories, net consisted of the following (in thousands):

	As of December 31,
	2024	2023
Non-serialized parts	$93,060	$62,784
Serialized parts	12,167	13,454
Inventory reserve	(1,886)	—
Inventories, net	$103,341	$76,238
7. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following (in thousands):

	As of December 31,
	2024	2023
Compression equipment	$4,175,804	$3,166,214
Field equipment	92,077	19,286
Buildings and shipping containers	13,656	11,942
Technology hardware and software	14,960	11,161
Trailers and vehicles	13,506	9,885
Leasehold improvements	11,942	8,093
Furniture and fixtures	2,650	2,053
Land	1,000	743
Other	—	374
Total property, plant and equipment, gross	4,325,595	3,229,751
Less: accumulated depreciation	(930,573)	(693,660)
Property, plant and equipment, net	$3,395,022	$2,536,091
Depreciation expense was $245.8 million, $173.4 million, and $165.0 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is recorded within depreciation and amortization on the accompanying consolidated statements of operations.
The estimated useful lives of assets are as follows:

Estimated Useful Life
Compression equipment	4-25 years
Field equipment	1-5 years
Buildings	25-40 years
Shipping containers	4 years
Technology hardware and software	3 years
Trailers and vehicles	5 years
Leasehold improvements	Remaining lease term, no less than 1 year
Furniture and fixtures	7 years
Other	Estimated useful life or 1 year

8. Goodwill and Identifiable Intangible Assets, net
Goodwill
The carrying amount of goodwill, including changes therein is shown below (in thousands):

Goodwill
Balance as of December 31, 2023	$305,553
Acquisition of CSI Compressco	97,837
Measurement period adjustment(1)	12,052
Allocated to disposal group(2)	(229)
Balance as of December 31, 2024	$415,213

(1)	See Note 3. Acquisitions and Divestitures for additional information related to the CSI acquisition.
(2)	See Note 3. Acquisitions and Divestitures for additional information related to the sale of assets.
Intangible Assets
The Company’s identifiable intangible assets were as follows (in thousands):

	As of December 31, 2024			As of December 31, 2023
	Original Cost	Accumulated Amortization	Net Amount	Original Cost	Accumulated Amortization	Net Amount
Trade name	$19,400	$(4,791)	$14,609	$13,000	$(3,181)	$9,819
Customer relationships	191,100	(47,809)	143,291	150,000	(36,931)	113,069
Internal use software	4,847	—	4,847	—	—	—
Total identifiable intangible assets	$215,347	$(52,600)	$162,747	$163,000	$(40,112)	$122,888
Amortization expense was $12.5 million, $9.5 million and $9.5 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is recorded within depreciation and amortization on the consolidated statements of operations. As of December 31, 2024 and 2023, the remaining weighted average amortization period for identifiable intangible assets recognized is 12.4 and 13.0 years, respectively.
Estimated future amortization expense related to intangible assets as of December 31, 2024, is as follows (in thousands):

Amount
Years ending December 31,
2025	$13,561
2026	13,494
2027	13,494
2028	13,494
2029	12,534
Thereafter	91,323
9. Leases
The Company maintains operating and finance leases that grant us the right to use compression equipment, office spaces and certain corporate equipment. The Company’s leases have remaining lease terms of up to 15 years, some of which include options that permit renewals for additional periods. We are not, however, reasonably certain to exercise any renewal options and accordingly have not included those renewal periods in the remaining lease terms. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Leases are presented in our consolidated balance sheet as follows (in thousands):

		As of December 31,
	Classification	2024	2023
Right-of-use Assets:
Operating leases	Operating lease right-of-use assets, net	$53,754	$33,716
Finance leases	Finance lease right-of-use assets, net	$5,696	$—

Lease liabilities:
Operating lease liabilities:
Current	Accrued liabilities	$9,930	$—
Noncurrent	Operating lease liabilities	49,748	34,468
Total operating lease liabilities		$59,678	$34,468

Finance lease liabilities:
Current	Accrued liabilities	$1,928	$—
Noncurrent	Finance lease liabilities	3,514	—
Total finance lease liabilities		$5,442	$—
The components of total lease cost were as follows (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Operating lease expense:
Operating lease expense	$14,993	$6,536	$3,349
Short-term lease expense	4,287	1,132	337
Total operating lease expense	19,280	7,668	3,686

Finance lease expense:
Amortization of leased assets	1,421	—	—
Interest on lease liabilities	202	—	—
Total finance lease expense	1,623	—	—
Total lease expense	$20,903	$7,668	$3,686
The short-term lease cost disclosed above reasonably reflects the Company’s ongoing short-term lease commitments. These lease costs are primarily recorded within cost of operations.

Supplemental information related to the Company’s operating and finance leases were as follows:

	For the Year Ended December 31,
(in thousands, except years and percentages)	2024	2023	2022
Other supplemental information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$16,879	$5,800	$3,332
Operating cash flows - finance leases	$319	$—	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$12,894	$28,353	$1,203
Finance leases	$7,111	$—	$—
Weighted-average remaining lease term:
Operating leases	6.56 years	7.50 years	3.55 years
Finance leases	3.07 years	—	—
Weighted-average discount rate:
Operating leases	9.5%	9.5%	5.3%
Finance leases	6.1%	—%	—%
Future minimum lease payments, under non-cancelable operating and finance leases with terms in excess of one year, as of December 31, 2024 are as follows (in thousands):

	Operating leases	Finance leases
Year ended December 31,
2025	$14,999	$1,853
2026	13,833	1,975
2027	10,737	1,704
2028	9,157	491
2029	8,754	—
Thereafter	25,472	—
Total lease payments	82,952	6,023
Less: imputed interest	(23,274)	(581)
Total lease liabilities	$59,678	$5,442
As of December 31, 2024, we had an additional operating lease that has not yet commenced for office space with lease obligations of $8.1 million. The operating lease will commence starting in 2029 with a lease term of approximately 7 years.
10. Long-Lived and Other Asset Impairment
For the year ended December 31, 2024, we determined that certain events occurred to a group of non-operating compression units associated with a certain customer in bankruptcy that indicated the carrying value of assets may not be recoverable. As a result, we recorded an impairment of compression equipment of $9.9 million. No impairment was recorded, and no triggering events were identified for the years ended December 31, 2023 and 2022.

11. Debt and Credit Facilities
Long-term debt consisted of the following (in thousands):

	As of December 31,
	2024	2023
ABL Facility	$1,875,097	$1,830,346
2029 Senior Notes	750,000	—
Total debt outstanding	2,625,097	1,830,346
Less: unamortized debt issuance costs	(43,188)	(38,886)
Long-term debt, net of unamortized debt issuance cost	2,581,909	1,791,460
Other borrowings	5,739	—
Total long-term debt and other borrowings	$2,587,648	$1,791,460
ABL Facility
Kodiak and its subsidiary, Kodiak Services, are borrowers under a revolving asset-based loan credit facility (the “ABL Facility”) with unaffiliated secured lenders and JPMorgan Chase Bank, N.A., as administrative agent.
On March 22, 2023, Kodiak and Kodiak Services entered into the Fourth Amended and Restated Credit Agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended or restated from time to time, the “ABL Credit Agreement”) which mainly served to extend the maturity date to March 2028. The total commitments under the facility are $2.2 billion. As of December 31, 2024, there was $2.4 million in letters of credit outstanding under the ABL Facility.
Pursuant to the ABL Credit Agreement, the Company must comply with certain restrictive covenants, including a minimum interest coverage ratio of 2.5x and a maximum Leverage Ratio (calculated based on the ratio of Total Indebtedness to EBITDA, each as defined in the ABL Credit Agreement), and beginning for the quarter ended June 30, 2024, a Secured Leverage Ratio (calculated based on the ratio of Senior Secured Debt to EBITDA). The maximum Leverage Ratio is (i) 5.75 to 1.00 through the fiscal quarter ending March 31, 2025 and (ii) 5.25 to 1.00 for each fiscal quarter thereafter. The maximum Secured Leverage Ratio is (i) 3.75 to 1.00 through the fiscal quarter ending March 31, 2025 and (ii) 3.25 to 1.00 for each fiscal quarter thereafter.
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
The ABL Facility is a “revolving credit facility” that includes a lockbox arrangement whereby, under certain events, remittances from customers are forwarded to a bank account controlled by the administrative agent and are applied to reduce borrowings under the facility. One such event occurs if availability under the ABL Credit Agreement falls below a specified threshold (i.e., $125 million for five (5) consecutive days until such time availability is greater than $125 million for twenty (20) consecutive days). As of December 31, 2024 and 2023, availability under the ABL Facility was in excess of the specified threshold and as such the entire balance was classified as long-term in accordance with its maturity.
Third Amendment to Fourth Amended and Restated Credit Agreement
On January 22, 2024, Kodiak entered into the Third Amendment to the ABL Credit Agreement (the “Third Amendment”). The Third Amendment, among other things, amended certain provisions of the ABL Facility (i) to accommodate the consummation of the transactions contemplated by the Merger Agreement (see Note 3. Acquisitions and Divestitures) and (ii) to account for the Company’s organizational structure after giving effect to the transactions contemplated by the Merger Agreement. Lender fees and costs totaling $2.9 million were incurred related to the Third Amendment and will be amortized over the life of the ABL Credit Agreement to interest expense.

In addition, the Third Amendment amended the ABL Facility to (i) update the maximum secured leverage ratio to (x) 3.75 to 1.00 for the first four fiscal quarters after the Company issues any unsecured indebtedness and (y) 3.25 to 1.00 for each fiscal quarter thereafter, (ii) modify the triggers for commencing a “cash dominion” period (i.e., a period when the administrative agent applies proceeds in the deposit accounts to reduce borrowings under the ABL Credit Agreement) (iii) include customary provisions relating to the designation of “unrestricted subsidiaries” (i.e., subsidiaries that are not required to become loan parties or be bound by the covenants contained in the ABL Credit Agreement), (iv) provide that only material domestic restricted subsidiaries are required to become guarantors and collateral grantors under the ABL Facility, and (v) permit the Company and its restricted subsidiaries to incur additional indebtedness and liens and to make additional investments, dividends, distributions, redemptions and dispositions.
Interest is payable monthly. Depending on the loan type elected by the Company, interest accrues based on variable rates of SOFR plus an applicable rate ranging from 2% to 3% or prime rate plus an applicable rate ranging from 1% to 2% depending on the type of loan and the leverage ratio. The weighted average interest rate as of December 31, 2024 and 2023, was 6.8% and 8.8%, respectively, excluding the effect of interest rate swaps. The Company pays an annualized commitment fee of 0.25% on the unused portion of its ABL Facility if borrowings are greater than 50% of total commitments and 0.50% on the unused portion of the ABL Facility if borrowings are less than 50% of total commitments.
All obligations under the ABL Facility are collateralized by essentially all the assets of the Company. We were in compliance with all covenants as of December 31, 2024 and 2023.
2029 Senior Notes
On February 2, 2024, Kodiak Services issued $750.0 million aggregate principal amount of 7.25% senior notes due 2029 (the “2029 Senior Notes”), pursuant to an indenture, by and among the Company as guarantor and certain other subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. Prior to February 15, 2026, the Company may redeem all or part of the 2029 Senior Notes at a redemption price equal to 100% of the principal amount of the 2029 Senior Notes plus a make-whole premium, plus accrued and unpaid interest. This make-whole premium is determined as the excess, if any, of (a) the present value at such time of (i) the redemption price of the 2029 Senior Notes at February 15, 2026 plus (ii) any required interest payments due through February 15, 2026, computed using a discount rate equal to the applicable treasury rate plus 0.50%, discounted to the redemption date on a semi-annual basis, over (b) the principal amount of the 2029 Senior Notes. Prior to February 15, 2026, the Company may also redeem up to 40% of the aggregate principal amount of the 2029 Senior Notes, limited to the net cash proceeds of one or more equity offerings, at a redemption price of 107.25% of the principal amount of the 2029 Senior Notes to be redeemed, plus any accrued and unpaid interest, as long as at least 50% of the aggregate principal amount of the 2029 Senior Notes originally issued remains outstanding after each such redemption and the redemption occurs within 180 days after the date of the closing of such equity offering. On and after February 15, 2026, the Company may redeem all or a portion of the 2029 Senior Notes, along with accrued and unpaid interest at the redemption prices (expressed as percentages of principal amount) as follows, if redeemed during the twelve-month period beginning on February 15 of the years indicated below:

Percentage
2026	103.625%
2027	101.813%
2028 and thereafter	100.000%
If the Company or Kodiak Services experiences certain kinds of changes of control and Moody’s Investors Service, Inc. (“Moody’s”), S&P Global Ratings (“S&P”) or Fitch Ratings, Inc. (“Fitch”) decreases their rating of the 2029 Senior Notes as a result thereof within 60 days, holders of the 2029 Senior Notes will be entitled to require Kodiak Services to repurchase all or any part of that holder’s notes at a price of 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest, if any, on the notes repurchased to the date of settlement.
The Indenture contains certain covenants that limit the ability of the Company and its restricted subsidiaries, including Kodiak Services, to make distributions on, purchase or redeem the Company’s equity interests or repurchase or redeem contractually subordinated indebtedness; make certain investments; incur or guarantee additional indebtedness, issue any disqualified stock, or issue other preferred securities (other than non-economic preferred securities); create or incur certain liens to secure indebtedness; sell or otherwise dispose of assets; consolidate with or merge with or into another person; enter into transactions with affiliates; and create unrestricted subsidiaries. If the 2029 Senior Notes achieve an investment grade rating from any two of Moody’s, S&P and Fitch and no default under the Indenture exists, many of the foregoing covenants will terminate. The Indenture also contains customary events of default.

Fees and costs totaling $13.4 million were incurred related to the 2029 Senior Notes and will be amortized over the life of the 2029 Senior Notes to interest expense.
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
On June 29, 2023, the Company terminated all interest rate swaps and collars attributable to the Term Loan and recognized a gain on derivatives and received cash of $25.8 million (the “Term Loan Derivative Settlement”). On July 3, 2023, in connection with the initial public offering (“IPO”), the Company used the net proceeds from the IPO, together with the proceeds resulting from the Term Loan Derivative Settlement and borrowings under the ABL Facility, to repay $300 million of borrowings outstanding under the Term Loan. Additionally, a subsidiary of Kodiak entered into a Novation, Assignment, and Assumption Agreement (“Novation Agreement”) with Frontier TopCo Partnership, L.P. (“Kodiak Holdings”), an affiliate of EQT and holder of record of Kodiak Gas Services, Inc. common stock, pursuant to which all of the Company’s remaining obligations under the Term Loan were assumed by Kodiak Holdings, and the Company’s obligations thereunder were terminated. The Company is no longer a borrower or guarantor and is not otherwise obligated with respect to the debt outstanding under the Term Loan. As part of the $300 million repayment of the Term Loan, unamortized debt issuance costs of $4.4 million and fees of $2.4 million were recorded to loss on extinguishment for the year ended December 31, 2023. The carrying value of the Term Loan novated under the Novation Agreement of $689.8 million (comprised of $700.0 million of principal balance less $10.2 million of unamortized debt issuance costs) was considered an equity transaction with the parent and recorded to additional paid-in capital in the consolidated statement of stockholder's equity.
As of December 31, 2024, the scheduled maturities, without consideration of potential mandatory prepayments, of the Company's long-term debt were as follows (in thousands):

Amount
Year ended December 31,
2025	$5,344
2026	395
2027	—
2028	1,875,097
2029	750,000
Thereafter	—
Total	$2,630,836
Debt Issuance Costs
The total remaining unamortized debt issuance costs of $43.2 million, as of December 31, 2024, are being amortized over the respective terms of the ABL Facility and 2029 Senior Notes. As of December 31, 2023, debt issuance costs of $38.9 million were being amortized over the term of the ABL Facility. Amortization expense related to these costs of $12.0 million, $13.6 million and $13.7 million for year ended December 31, 2024, 2023 and 2022, respectively, are included in interest expense in the accompanying consolidated statements of operations.
Other Borrowings
Upon the completion of the CSI Acquisition, the Company has finance agreements with a third-party in the amount of $11.4 million to finance certain compression equipment. The notes were payable in monthly installments totaling $0.7 million for 36 months. As of December 31, 2024, amounts due under the finance agreements totaled $5.7 million. The current portion of this amount, $5.3 million, is classified in accrued liabilities and the long-term portion, $0.4 million, is classified in other long-term liabilities on the accompanying consolidated balance sheet.

12. Derivative Instruments
The Company has entered into interest rate swaps exchanging variable interest rates for fixed interest rates. In prior periods, the Company entered into interest rate collars that fixed interest rates within a range through the simultaneous purchase of an interest rate cap and sale of an interest rate floor. The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative or trading purposes. The Company’s derivative instruments are recognized on the consolidated balance sheets at fair value and classified as current or long-term depending on the maturity date of the derivative instrument and whether the net carrying value is in a net asset or net liability position. Realized and unrealized gains and losses associated with the derivative instruments are recognized in gain on derivatives within the consolidated statements of operations.
On June 29, 2023, the Company terminated $750 million of notional amounts related to interest rate swaps and collars attributable to the Term Loan and recognized a gain on derivatives of $25.8 million during the year ended December 31, 2023.
The table below summarizes information related to the notional amount and maturity dates for interest rate swaps at December 31, 2024:

Notional Amount	Effective Date	Maturity Date
$200,000,000	6/16/2022	6/14/2025
$125,000,000	5/2/2024	9/2/2025
$125,000,000	12/6/2024	12/6/2025
$75,000,000	6/15/2022	6/14/2026
$125,000,000	6/22/2022	6/22/2026
$125,000,000	12/1/2024	12/6/2026
$100,000,000	5/2/2024	3/2/2027
$75,000,000	6/14/2022	5/18/2027
$100,000,000	6/21/2022	5/19/2027
$200,000,000	7/8/2022	5/29/2027
$125,000,000	12/1/2024	12/6/2027
The following table summarizes the effects of the Company’s derivative instruments in the consolidated statements of operations (in thousands):

	Location	December 31,
		2024	2023	2022
Interest rate collars	Gain on derivatives	$—	$—	$59,591
Interest rate swaps	Gain on derivatives	24,017	20,266	23,525
Total gain on derivatives		$24,017	$20,266	$83,116
13. Fair Value Measurements
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, derivative instruments and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective Level 1 fair values due to the short-term maturity of these instruments.
The Company’s ABL Facility applies floating interest rates to outstanding amounts; therefore, the carrying amount of the ABL Facility approximates its Level 3 fair value. The fair value of the 2029 Senior Notes is determined using Level 2 inputs, relying on quoted prices in less active markets.
The Company records derivative instruments at fair value using Level 2 inputs of the fair value hierarchy. The interest rate swaps are valued using a discounted cash flow analysis based on available market data on the expected cash flows of each derivative using observable inputs, including interest rate curves and credit spreads. See Note 12. Derivative Instruments for more details.

The contingent consideration liability from a prior year acquisition is measured at fair value each reporting period, using Level 3 unobservable inputs (such as probability assessments of future cash flows), and changes in estimates of fair value are recognized in earnings.
We consider the inputs for our long-lived asset impairment calculations to be Level 3 inputs in the fair value hierarchy. See Note 10. Long-Lived and Other Asset Impairment for additional information.
The following table summarizes the fair value of the Company's interest rate swaps, contingent consideration, the ABL Facility, and the 2029 Senior Notes (in thousands):

	Carrying Value	As of December 31, 2024
		Level 1	Level 2	Level 3	Total
Interest rate swap- current	$3,672	$—	$3,672	$—	$3,672
Interest rate swap- non-current	17,544	—	17,544	—	17,544
Contingent consideration	3,651	—	—	3,651	3,651
2029 Senior Notes	750,000	—	765,483	—	765,483
ABL Facility	1,875,097	—	—	1,875,097	1,875,097

	Carrying Value	As of December 31, 2023
		Level 1	Level 2	Level 3	Total
Interest rate swap- current	$8,194	$—	$8,194	$—	$8,194
Interest rate swap- non-current	14,256	—	14,256	—	14,256
Contingent consideration	3,673	—	—	3,673	3,673
ABL Facility	1,830,346	—	—	1,830,346	1,830,346
14. Stockholders’ Equity
On July 3, 2023, 16.0 million shares of common stock were issued and sold as part of the closing of the IPO, resulting in net proceeds of $230.8 million, after deducting expenses and underwriting discounts and commissions payable by us. On July 13, 2023, the underwriters exercised in full their option to purchase additional shares of common stock pursuant to the underwriting agreement relating to the IPO. On July 13, 2023, the Company issued and sold an additional 2.4 million shares of common stock at a price to the public of $16.00 per share. The Company received net proceeds of approximately $36.2 million, after deducting underwriting discounts and commissions payable. The net proceeds were used for repayment of existing indebtedness and general corporate purposes. After giving effect to these transactions, Kodiak had 77.4 million shares of common stock issued and outstanding as of December 31, 2023. On April 1, 2024, 6.8 million shares of common stock and 5.6 million of preferred shares were issued in connection with the CSI Acquisition.
Share Repurchases
On September 11, 2024, the Company repurchased 1.0 million shares of common stock from Kodiak Holdings in a private transaction at a price of $25.00 per share for an aggregate purchase price of $25.0 million.
In November 2024, the Kodiak’s board of directors (“Board”) approved a share repurchase program to buy up to an aggregate of $50.0 million of our outstanding common stock (the “Share Repurchase Program”), which expires on December 31, 2025. On November 14, the Company repurchased shares of common stock from Kodiak Holdings in a private transaction, pursuant to the Share Repurchase Program, at an average price of $34.50 for an aggregate purchase price of $15.0 million. As of December 31, 2024, $35.0 million remains available for repurchase.
The following table summarizes repurchases of our common stock for the year ended December 31, 2024:

(in thousands, except per share amounts)	Year ended December 31, 2024
Total cost of shares repurchased	$40,000
Average price per share	$27.88
Total number of shares repurchased	1,435

The above shares are currently held in treasury stock. Treasury stock purchases are accounted for under the cost method whereby the cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares are credited or charged to additional paid-in capital using the average-cost method.
Preferred stock
Holders of the Company’s preferred stock are entitled to one vote for each share, voting proportionally with holders of common stock. The preferred stock lacks economic benefits beyond its par value of $0.01 per share (with a maximum value of $50,000), as it does not participate in earnings or cash dividends of Kodiak. Rather, it solely represents a voting share. Each preferred stock holds an equal number of OpCo Units, representing economic interests in Kodiak’s subsidiary, Kodiak Services. Each OpCo Unit is redeemable at the option of the holder for (i) one share of common stock (along with cancellation of a corresponding share of preferred stock) or (ii) cash at Kodiak Services’ election, following a 180 days post-closing lock-up and subject to certain conditions. On or after April 1, 2029, Kodiak shall have the right to effect redemption of such OpCo Units (along with corresponding share of preferred stock). The OpCo Units represent and will be accounted for as noncontrolling interests in Kodiak Services. As of December 31, 2024, a total of 4.7 million shares of preferred stock and OpCo Units had been converted into an equivalent number of common stock shares. No such conversions had occurred as of December 31, 2023.
2023 Omnibus Incentive Plan
On June 20, 2023, Kodiak’s Board authorized and adopted the Kodiak Gas Services, Inc. Omnibus Incentive Plan (the “Omnibus Plan”) for employees, consultants and directors. The Omnibus Plan enables Kodiak’s Board (or a committee authorized by Kodiak’s Board) to award incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards and substitute awards intended to align the interests of service providers, including the Company’s named executive officers, with those of the Company’s stockholders. A total of 6.4 million shares of common stock have been reserved for issuance pursuant to awards under the Omnibus Plan.
Restricted Stock Units
Restricted stock units (“RSUs”) are time-based units that vest ratably over a three-year period, subject to continuous service through each vesting date. Stock-based compensation for RSUs is recognized on a straight-line basis over the requisite service period.
Performance Stock Units
Performance stock units (“PSUs”) cliff vest at the end of a three-year performance period, with the ultimate number of shares earned and issued ranging from 0 - 190% of the number of shares subject to the PSU award based on the Company's achievement of certain predefined internal targets and the Company's performance relative to its peers as described in the underlying performance share unit agreement, subject to continuous service through the end of the performance period. With respect to each PSU, each PSU holder is granted associated dividend equivalents rights. In the event that the Company declares and pays a regular cash dividend, on the record date for such dividend, the Company will accrue a dividend equivalent based on the number of PSUs expected to vest. The fair value of the market condition within the PSUs is determined using a Monte Carlo valuation model. Stock-based compensation for PSUs is recognized on a straight-line basis over the vesting period based on the probable performance outcome. The Company reassesses the probability of achieving the performance targets each reporting period and adjusts compensation expense accordingly.
CSI Compressco Long Term Incentive Plan
In connection with the CSI Acquisition, we assumed the CSI Compressco LP Third Amended and Restated 2011 Long Term Incentive Plan (“2011 Plan”) and outstanding unvested RSU awards originally granted by CSI Compressco under 2011 Plan that were held by former CSI Compressco employees continuing their employment with Kodiak post-acquisition. These assumed awards were converted into 145,302 RSU awards under the Omnibus Plan and will vest in accordance with their original terms, generally over 3 years. Awards cancelled or forfeited, and shares withheld to satisfy tax withholding obligations, become available for future issuance.

The following table summarizes award activity under the Omnibus Plan for the years ended December 31, 2024 and 2023:

	RSUs		PSUs
	Number of RSUs	Weighted- Average Price	Number of PSUs	Weighted- Average Price
Outstanding at December 31, 2023	1,079,082	$16.30	311,875	$16.99
Granted	513,659	25.29	261,767	28.88
Converted awards(1)	145,302	20.40	—	—
Vested or exercised	(317,766)	18.50	(6,285)	18.70
Forfeited	(231,168)	17.74	(18,522)	19.51
Performance adjustment(2)	—	—	207,190	21.11
Outstanding at December 31, 2024	1,189,109	$19.81	756,025	$22.16
Stock awards expected to vest	1,189,109	$19.81	756,025	$22.16

(1)	Represents awards originally granted under CSI Compressco's 2011 Plan, which were subsequently converted into RSU awards under the Omnibus Plan.
(2)	Represents additional shares expected to vest based on the probability of the performance conditions exceeding the target level.
As of December 31, 2024, the total future compensation cost related to non-vested equity awards was approximately $26.2 million assuming the performance-based restricted stock units vest at 138% per the terms of the applicable award. During the years ended December 31, 2024 and 2023, approximately $17.7 million and $5.9 million in stock compensation expense was recognized in selling, general and administrative expenses, respectively. There was no such expense under the Omnibus Plan recorded for the year ended December 31, 2022. The total tax benefit related to stock-based compensation recorded as deferred tax assets was $3.3 million, $0.9 million and zero for the years ended December 31, 2024, 2023 and 2022, respectively.
Dividends
The following table summarizes dividends declared and paid in each of the quarterly periods shown of 2024 and 2023:

	Dividends per Common Share	Dividends Paid
		(in thousands)
2024
Q1	$0.38	$29,815
Q2	$0.38	$32,578
Q3	$0.41	$35,113
Q4	$0.41	$36,380

2023
Q4	$0.38	$29,793
On February 3, 2025, the Company’s Board declared a cash dividend of $0.41 per share for the quarterly period ended December 31, 2024, which is payable on February 21, 2025, to shareholders of record as of the close of business on February 14, 2025 (the “Common Stock Dividend”) and, in conjunction with the Common Stock Dividend, Kodiak Services declared a distribution on its units of $0.41 per unit payable on February 21, 2025 to all unitholders of record of Kodiak Services as of the close of business on February 14, 2025.
15. Commitments and Contingencies
Accrued Capital Expenditures
As of December 31, 2024, 2023 and 2022, the Company has accrued capital expenditures of $12.5 million, $30.5 million and $28.8 million, respectively. These amounts were included in accounts payable or accrued liabilities on the consolidated balance sheets.

Purchase Commitments
Purchase commitments primarily consist of future commitments to purchase new compression units ordered but not received. The commitments as of December 31, 2024, were $168.8 million, all of which is expected to be settled within the next twelve months.
Contingent Consideration
The Company agreed to pay, as contingent consideration in a prior year acquisition, up to $3.7 million of certain past due accounts receivable acquired in connection with a prior acquisition in 2019, if collected, to the seller. The Company records contingent consideration at the acquisition and end of reporting periods at fair value in accrued liabilities. As of December 31, 2024 and December 31, 2023, none of the outstanding receivables had been collected.
Sales Tax Contingency
Between October 2019 and April 2023, the Company received notices from the Texas Comptroller’s office in regards to audits for periods ranging from December 2015 through November 2023. The audits pertain to whether the Company may owe sales and use tax on certain of its compression equipment and parts that it had purchased and used during that time period. During the year ended December 31, 2023, the Company accrued a total amount of $28.8 million. During the year ended December 31, 2024, based on current information Company accrued an additional $42.1 million and as of December 31, 2024, of which $15.0 million is related to fair value adjustments associated with purchase price allocation of the CSI Acquisition. As of December 31, 2024, the Company had accrued a total of $70.9 million included as accrued liabilities on the consolidated balance sheet for all compression equipment and parts purchased and used as of the balance sheet date.
Legal Matters
From time to time, the Company may become involved in various legal matters. Management believes that there are no legal matters as of December 31, 2024 whose resolution could have a material adverse effect on the consolidated financial statements.
Letters of Credit
As of December 31, 2024, there was $2.4 million of letters of credit outstanding under the ABL Facility mainly to support the Company's obligations to construct a gas compression station on behalf of a customer.
16. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2024	2023
Sales tax liability	$70,927	$28,847
Accrued interest	48,561	8,313
Accrued compensation	22,403	16,580
Lease liabilities - current portion	11,858	—
Station project accrual	9,385	7,797
Equipment financing - current portion	5,344	—
Accrued accounts payable	1,104	15,506
Other	19,150	20,035
Total accrued liabilities	$188,732	$97,078

17. Income Taxes
Income before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Income before income taxes:
United States	$74,650	$35,136	$139,357
Foreign	1,258	—	—
Total income before income taxes	$75,908	$35,136	$139,357
Income tax expense consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current income taxes:
Federal	$4,482	$4,668	$2,746
State and local	4,085	2,539	3,045
Foreign	1,578	—	—
Total current tax	10,145	7,207	5,791
Deferred income taxes:
Federal	14,344	1,980	25,704
State and local	1,499	5,883	1,597
Foreign	(414)	—	—
Total deferred tax	15,429	7,863	27,301
Income tax expense	$25,574	$15,070	$33,092
The effective tax rates on continuing operations for the years ended December 31, 2024, 2023 and 2022 were 33.7%, 42.9%, and 23.8%, respectively. The table below reconciles these effective tax rates with the U.S. federal statutory income tax rate as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Income before income taxes	$75,908	$35,136	$139,357

Tax at federal statutory rate	$15,944	$7,379	$29,265
State, net of federal benefit	5,135	—	—
Nondeductible expenses	2,251	6,135	3,664
Stock based compensation windfall	(896)	—	—
Nondeductible loss on sale of receivables	2,979	925	163
Valuation allowance	546	519	—
Impact of operating in foreign jurisdictions	1,749	—	—
Tax related to basis difference in investment in subsidiaries	(2,658)	—	—
Other	524	112	—
Income tax expense	$25,574	$15,070	$33,092
The Company's effective tax rate for the year ended December 31, 2024 differs from the statutory rate primarily due to state tax expense, a non-deductible loss on the sale of receivables related to the disposition of our Argentina business and deferred tax recorded on the Company's investment in Kodiak Services. During the year ended December 31, 2023, the

Company's effective tax rate differs from the statutory rate primarily due to state tax expense which increased in part due to the revaluation of deferred taxes due to increased investment in various states.
The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting.
Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating losses	$392,585	$410,734
Interest expense carryforward	87,039	66,547
Deferred compensation	2,169	—
Other assets	2,869	971
Total gross deferred tax assets	484,662	478,252
Valuation allowance	(745)	(519)
Total deferred tax assets, net of valuation allowance	483,917	477,733
Deferred tax liabilities:
Investment in subsidiaries	(549,819)	(540,481)
Property, plant and equipment	(34,157)	—
Other liabilities	(3,767)	—
Total gross deferred tax liabilities	(587,743)	(540,481)
Net deferred tax liabilities	$(103,826)	$(62,748)
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
The Company’s ability to utilize its net operating loss carryforwards and other tax attributes to reduce future taxable income is subject to potential annual limitations under Internal Revenue Code Section 382 and Section 383 and similar state provisions. These limitations are applicable to the extent certain ownership changes by 5% shareholders and stock issuances by the Company during any three-year period result in a cumulative change of more than 50% in the beneficial ownership of the Company. The Company has assessed the provisions of Section 382 and Section 383 and determined there to be no impact to the expected realization of Company’s federal deferred tax balances. As of December 31, 2024 and 2023 a valuation allowance of $0.7 million and $0.5 million, respectively, has been placed on state tax deferred tax assets that have a limited life and may not be used due to limitations on annual use.
Federal and State Net Operating Losses
As of December 31, 2024, we have gross federal tax net operating loss carryforwards of $1.8 billion and IRC Section 163(j) interest carryforwards of $376.0 million which have an indefinite useful life. We have gross post-apportionment state net operating loss carryforwards of $437.0 million which have various useful lives.
Uncertain Tax Benefits
The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon settlement. The Company did not have any uncertain tax benefits as of December 31, 2024 and 2023. As of

December 31, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the consolidated statements of operations.
As of December 31, 2024, tax years 2021 and forward are subject to examination by the tax authorities in the U.S. No income tax returns are currently under examination.
18. Defined Contribution Plan
The Company maintains a defined contribution savings plan for its employees. The Company contributed $4.5 million, $3.0 million, and $2.9 million to the plan for the years ended December 31, 2024, 2023 and 2022, respectively.
19. Long-Term Incentive Plan
In prior years, the Company contributed to a plan that was established to offer added cash basis incentives for the retention of key employees established under the Company’s 2020 Long-Term Incentive Plan (the “LTIP Plan”). On December 8, 2023, the Company provided employees who were eligible to receive these cash payments of long-term incentive awards granted in January 2023 the opportunity to make an election to receive a grant of RSUs that vest ratably over a three-year period in lieu of cash payments. Upon exercising the employees’ elections to convert the cash payments into RSUs, 138,430 RSUs were granted. As a result of the conversion, the Company had no obligations related to the LTIP Plan and no non-current liability as of December 31, 2024. Based on an expected probability of future payments, the Company’s obligations related to the LTIP Plan totaled $4.4 million as of December 31, 2023. The non-current liability was $2.1 million as of December 31, 2023.
20. Segments
The Company manages its business through two operating segments: Contract Services and Other Services. Contract Services consists of operating Company-owned and customer-owned compression, and gas treating and cooling infrastructure, pursuant to primarily fixed-revenue contracts to enable the production and gathering of natural gas and oil. Other Services consists of a full range of contract services to support ancillary needs of customers, including station construction, maintenance and overhaul, freight and crane charges and other time and material-based offerings.
Our Chief Executive Officer, also our CODM, assesses the performance of each segment based on adjusted gross margin. This metric is calculated by subtracting specific costs of service, such as cost of operations, from revenues directly attributable to the segment. Adjusted gross margin is a key tool used by the CODM for annual budgeting, monthly forecasting, and determining how to allocate capital and resources across the segments.
Revenue includes only sales to external customers.

The following table represents financial metrics by segment (in thousands):

	Contract Services	Other Services	Total
Year Ended December 31, 2024
Revenues	$1,034,173	$125,138	$1,159,311
Cost of operations (exclusive of depreciation and amortization)	355,016	103,360	458,376
Adjusted gross margin	679,157	21,778	700,935
Total assets	4,398,127	36,996	4,435,123
Capital expenditures	336,956	—	336,956
Year Ended December 31, 2023
Revenues	$735,605	$114,776	$850,381
Cost of operations (exclusive of depreciation and amortization)	257,092	93,779	350,871
Adjusted gross margin	478,513	20,997	499,510
Total assets	3,211,801	32,305	3,244,106
Capital expenditures	219,795	—	219,795
Year Ended December 31, 2022
Revenues	$654,957	$52,956	$707,913
Cost of operations (exclusive of depreciation and amortization)	225,715	41,636	267,351
Adjusted gross margin	429,242	11,320	440,562
Total assets	3,184,286	21,254	3,205,540
Capital expenditures	259,349	—	259,349
The following table reconciles adjusted gross margin to income before income taxes (in thousands):

	Year Ended December 31,
	2024	2023	2022
Adjusted gross margin:
Contract Services	$679,157	$478,513	$429,242
Other Services	21,778	20,997	11,320
Depreciation and amortization(1)	(260,272)	(182,869)	(174,463)
Long-lived asset impairment	(9,921)	—	—
Selling, general and administrative expenses	(151,680)	(73,308)	(44,882)
(Loss) gain on sale of assets	(29,612)	777	874
Interest expense	(197,144)	(222,514)	(165,867)
Loss on extinguishment of debt	—	(6,757)	—
Gain on derivatives	24,017	20,266	83,116
Other income (expense)	(415)	31	17
Income before income taxes	$75,908	$35,136	$139,357

(1)	All depreciation and amortization is related to the Contract Services segment.
21. Earnings Per Share of Common Stock
Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is computed by using the weighted average shares of common stock outstanding, including the dilutive effect of restricted stock units and performance stock units based on an average share price during the period. For the purpose of calculating basic and diluted earnings per share, net income attributed to noncontrolling interest and the corresponding preferred shares outstanding are excluded from the calculations. For the year ended December 31, 2024, 98.0 thousand unvested PSUs were excluded from the calculation of the potential dilutive common shares because their inclusion would be anti-dilutive. For the year ended December 31, 2023, and 2022 there were no anti-dilutive shares, respectively.
The computations of basic and diluted earnings per share were as follows:

	Year Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Net income attributable to common shareholders	$49,895	$20,066	$106,265
Less: expense attributable to non-forfeitable RSUs	(1,812)	—	—
Net income used in basic and diluted earnings per share	$48,083	$20,066	$106,265

Basic weighted average shares of common stock	83,094	68,059	59,000
Effect of dilutive securities(1)	2,076	268	—
Diluted weighted average shares of common stock	85,170	68,327	59,000

Basic earnings per share	$0.58	$0.29	$1.80
Diluted earnings per share	$0.56	$0.29	$1.80

(1)
For the year ended December 31, 2024, the effect of dilutive securities includes 0.9 million, 0.3 million and 0.8 million RSUs, PSUs and OpCo Units held by noncontrolling interest, respectively. For the year ended December 31, 2023, the effect of dilutive securities includes 0.2 million and 21.0 thousand of RSUs and PSUs, respectively.

22. Related Party Transactions
During March 2022, the Company entered into a master services agreement with IFS North America, Inc., a related party controlled by EQT AB, for a system license subscription and accompanying cloud hosting service to facilitate the implementation of the Company’s enterprise resource planning system. Subsequent to closing the CSI Acquisition, the Company terminated the initial contract and entered into a new master services agreement for the combined company. As of December 31, 2024, total purchases under this agreement since inception were approximately $9.4 million, inclusive of contract termination costs. Total cost during the years ended December 31, 2024 and 2023 were approximately $7.4 million and $1.2 million, respectively. A portion of these costs were capitalized as internal-use software within intangible asset in the consolidated balance sheets, see Note 8. Goodwill and Identifiable Intangible Assets, net. The remaining costs incurred were recognized in selling, general and administrative expenses in the consolidated statements of operations.
Additionally, the Company incurred a cost of operations expense related to Contract Services of $0.1 million during the year ended December 31, 2023.