Form 10-K/A
period 2024-12-31
Kodiak Gas Services, Inc.
filed 2025-03-17
CIK 1767042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
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

Explanatory Note
The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2025 (the “Original Report”), is to correct an inadvertent omission of certain language from paragraph 4 of Exhibit 31.1, Certification of the Principal Executive Officer, and Exhibit 31.2, Certification of the Principal Financial Officer filed with the Original Report. This Amendment No. 1 contains only the Cover Page, this Explanatory Note and Exhibits 31.1 and 31.2. No other changes have been made to the Original Report. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Report or modify or update in any way disclosures made in the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report and our other filings with the SEC.

Part IV
Item 15.    Exhibits and Financial Statement Schedules
(b) The following documents are filed as exhibits to this Amendment No. 1:

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kodiak Gas Services, Inc.

Date: March 17, 2025	By:	/s/ Robert M. McKee
Robert M. McKee
President, Chief Executive Officer and Director
(Principal Executive Officer)