Form 10-Q
period 2025-03-31
Kodiak Gas Services, Inc.
filed 2025-05-08
CIK 1767042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
(936) 539-3300
(Registrant’s telephone number, including area code)

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

As of May 6, 2025, the registrant had 87,859,201 shares of common stock, par value $0.01 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding:
•Expected operating results, such as revenue growth and earnings, including upon the continued integration of CSI Compressco LP (“CSI Compressco) into our operations, and our ability to service our indebtedness;
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
Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:
•A reduction in the demand for natural gas and oil and/or a decrease in natural gas and oil prices;
•The loss of, or the deterioration of the financial condition of, any of our key customers;
•Nonpayment and nonperformance by our customers, suppliers or vendors;
•Competitive pressures that may cause us to lose market share;
•The structure of our contract services (“Contract Services”) contracts and the failure of our customers to continue to contract for services after expiration of the primary term;
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
•The cost of compliance with existing and new governmental regulations, including climate change legislation and associated uncertainty given the new U.S. federal government administration;

•Changes in trade policies and regulations, including increases or changes in duties, current and potentially new tariffs or quotas and other similar measures, as well as the potential direct and indirect impact of retaliatory tariffs and other actions;
•The cost of compliance with regulatory initiatives and stakeholders’ pressures, including sustainability and corporate responsibility;
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
•Renewal of insurance;
•The effectiveness of our disclosure controls and procedures; and
•Such other factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Report.
Any forward-looking statement made by us in this Report is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except per share data)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,950	$4,750
Accounts receivable, net of allowance $12,629 and $12,629, respectively	253,660	253,637
Inventories, net	99,802	103,341
Fair value of derivative instruments	—	3,672
Contract assets	19,888	7,575
Prepaid expenses and other current assets	11,778	10,686
Total current assets	387,078	383,661
Property, plant and equipment, net	3,400,154	3,395,022
Operating lease right-of-use assets, net	51,367	53,754
Finance lease right-of-use assets, net	8,177	5,696
Goodwill	415,213	415,213
Identifiable intangible assets, net	161,040	162,747
Fair value of derivative instruments	11,619	17,544
Other assets	1,474	1,486
Total assets	$4,436,122	$4,435,123
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$71,724	$57,562
Accrued liabilities	179,157	188,732
Contract liabilities	78,988	73,075
Total current liabilities	329,869	319,369
Long-term debt, net of unamortized debt issuance cost	2,588,329	2,581,909
Operating lease liabilities	46,524	49,748
Finance lease liabilities	5,978	3,514
Deferred tax liabilities	108,666	103,826
Other liabilities	899	3,150
Total liabilities	3,080,265	3,061,516
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, (50.0 million authorized, $0.01 par value) 0.7 million and 0.8 million shares issued and outstanding as of March 31, 2025, and December 31, 2024, respectively	8	9
Common stock, (750.0 million shares of common stock authorized, $0.01 par value) 89.5 million and 89.2 million issued and 87.8 million and 87.8 million outstanding as of March 31, 2025, and December 31, 2024, respectively	895	892
Additional paid-in capital	1,311,473	1,305,375
Treasury stock, at cost; 1.7 million and 1.4 million shares held as of March 31, 2025, and December 31, 2024, respectively	(49,956)	(40,000)
Noncontrolling interest	12,029	13,694
Accumulated other comprehensive loss	(5,684)	—
Retained earnings	87,092	93,637
Total stockholders’ equity	1,355,857	1,373,607
Total liabilities and stockholders’ equity	$4,436,122	$4,435,123
See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenues:
Contract Services	$288,956	$193,399
Other Services	40,686	22,093
Total revenues	329,642	215,492
Operating expenses:
Cost of operations (exclusive of depreciation and amortization shown below):
Contract Services	93,235	65,882
Other Services	35,226	17,684
Depreciation and amortization	70,529	46,944
Selling, general and administrative	32,255	24,824
Loss on sale of assets	9,211	—
Total operating expenses	240,456	155,334
Income from operations	89,186	60,158
Other income (expenses):
Interest expense	(47,224)	(39,740)
Gain on derivatives	—	19,757
Other expense, net	(402)	(68)
Total other expenses, net	(47,626)	(20,051)
Income before income taxes	41,560	40,107
Income tax expense	10,524	9,875
Net income	31,036	30,232
Less: Net income attributable to noncontrolling interests	625	—
Net income attributable to common shareholders	$30,411	$30,232

Earnings per share attributable to common shareholders:
Basic	$0.34	$0.39
Diluted	$0.33	$0.39
Weighted average shares outstanding:
Basic	87,879	77,432
Diluted	90,606	78,102
See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$31,036	$30,232
Cash flow hedges, net of tax effects of $1,630 and zero, respectively	(5,684)	—
Comprehensive income	25,352	30,232
Less: Comprehensive income attributable to noncontrolling interest	625	—
Comprehensive income attributable to common shareholders	$24,727	$30,232
See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Shares		Preferred Shares		Additional Paid- In Capital	Treasury Shares		Noncontrolling Interest	Accumulated other comprehensive loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, January 1, 2024	77,400	$774	—	$—	$963,760	—	$—	$—	$—	$178,119	$1,142,653
Net income	—	—	—	—	—	—	—	—	—	30,232	30,232
Equity compensation	—	—	—	—	2,687	—	—	—	—	161	2,848
Offering costs	—	—	—	—	(421)	—	—	—	—	—	(421)
Dividends and dividends equivalents paid to stockholders ($0.38 per common share)	—	—	—	—	—	—	—	—	—	(30,052)	(30,052)
Restricted Stock Units vested under the Omnibus Plan, net of 15 shares withheld for taxes	35	—	—	—	(294)	—	—	—	—	—	(294)
Other	—	—	—	—	—	—	—	—	—	7	7
Balance, March 31, 2024	77,435	$774	—	$—	$965,732	—	$—	$—	$—	$178,467	$1,144,973

Balance, January 1, 2025	89,240	$892	832	$9	$1,305,375	1,435	$(40,000)	$13,694	$—	$93,637	$1,373,607
Net income	—	—	—	—	—	—	—	625	—	30,411	31,036
Other comprehensive loss (net of tax effects of $1,630)	—	—	—	—	—	—	—	—	(5,684)	—	(5,684)
Preferred shares and noncontrolling interest converted to common shares	90	1	(90)	(1)	2,032	—	—	(2,032)	—	—	—
Equity compensation	—	—	—	—	6,879	—	—	99	—	—	6,978
Dividends and dividends equivalents paid to stockholders ($0.41 per common share)	—	—	—	—	—	—	—	—	—	(36,956)	(36,956)
RSUs vested, net of 89 shares withheld for taxes	202	2	—	—	(2,829)	—	—	—	—	—	(2,827)
Repurchase of common shares	—	—	—	—	—	270	(9,956)	—	—	—	(9,956)
Taxes withheld on issuance of stock-based awards and conversion of preferred shares	—	—	—	—	16	—	—	—	—	—	16
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(357)	—	—	(357)
Balance, March 31, 2025	89,532	$895	742	$8	$1,311,473	1,705	$(49,956)	$12,029	$(5,684)	$87,092	$1,355,857
See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$31,036	$30,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,529	46,944
Equity compensation expense	6,978	2,848
Amortization of debt issuance costs	3,133	2,643
Non-cash lease expense	2,555	1,200
Provision for credit losses	—	85
Inventory reserve	123	126
Loss on sale of assets	9,211	—
Change in fair value of derivatives	—	(14,241)
Amortization of interest rate swap	2,426	—
Deferred tax provision	7,016	6,261
Changes in operating assets and liabilities, exclusive of effects of business acquisition:
Accounts receivable	(23)	(30,130)
Inventories	3,416	(6,794)
Contract assets	(12,313)	(906)
Prepaid expenses and other current assets	(1,235)	5,103
Accounts payable	2,182	(2,324)
Accrued and other liabilities	(16,258)	5,872
Contract liabilities	5,913	4,623
Other assets	(361)	—
Net cash provided by operating activities	114,328	51,542
Cash flows from investing activities:
Purchase of property, plant and equipment	(77,553)	(60,153)
Proceeds from sale of assets	9,376	—
Other	—	3
Net cash used for investing activities	(68,177)	(60,150)
Cash flows from financing activities:
Borrowings on debt instruments	347,491	1,008,476
Payments on debt instruments	(344,204)	(957,975)
Principal payments on other borrowings	(1,950)	—
Payment of debt issuance cost	—	(7,594)
Principal payments on finance leases	(719)	—
Offering costs	—	(446)
Dividends paid to stockholders	(36,445)	(29,815)
Repurchase of common shares	(9,956)	—
Cash paid for shares withheld to cover taxes	(2,827)	(294)
Net effect on deferred taxes and taxes payable related to the vesting of restricted stock	16	—
Distributions to noncontrolling interest	(357)	—
Net cash provided by (used for) financing activities	(48,951)	12,352
Net increase (decrease) in cash and cash equivalents	(2,800)	3,744
Cash and cash equivalents - beginning of period	4,750	5,562
Cash and cash equivalents - end of period	$1,950	$9,306
Supplemental cash disclosures:
Cash paid for interest	$57,330	$32,023
Cash paid for taxes	$486	$—
Supplemental disclosure of non-cash investing activities:
Increase in accrued capital expenditures	$(14,089)	$(9,890)
Supplemental disclosure of non-cash financing activities:
Accrued debt issuance costs	$—	$(8,752)
Fair value changes in interest rate swap	$7,314	$—
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
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. These unaudited condensed consolidated financial statements include the accounts of Kodiak and its subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.
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
3. Acquisitions and Divestitures
Merger with CSI Compressco
On April 1, 2024, the Company completed the acquisition of CSI Compressco LP (“CSI Compressco”) (the “CSI Acquisition”). To complete the acquisition, we issued 6.8 million shares of common stock and 5.6 million of preferred shares for total consideration of $342.3 million.
The acquisition-date fair value of the consideration transferred and the final allocation of the purchase price as of the acquisition date is as follows (in thousands):

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

Acquisition-related costs of approximately $0.6 million and $7.9 million were incurred during the three months ending March 31, 2025 and March 31, 2024, respectively, primarily related to external legal fees, transaction consulting fees, due diligence costs, and employee retention incentives that were completed in March 2025. These costs have been recognized in selling, general and administrative expenses in the condensed consolidated statements of operations.
Unaudited Supplemental Pro Forma Financial Information
The following unaudited supplemental pro forma information has been prepared as though the CSI Acquisition had occurred on January 1, 2023. Pro forma amounts are based on the preliminary purchase price allocation of the acquisition and are not necessarily indicative of results that may be reported in the future. Non-recurring acquisition related costs including transaction costs, such as legal, accounting, valuation and other professional services as well as integration costs such as severance are included within the pro forma revenue and net income below.

Three Months Ended March 31, 2024

Revenue	$312,602
Earnings	$35,097

Sale Leaseback
On March 26, 2025, we entered into a sale-leaseback agreement with an unrelated party involving two buildings in Midland and Monahans, Texas. Under the arrangement, the properties with a net book value of $8.2 million were sold for

$5.9 million and leased back under a 15 month lease agreement. We received cash of $5.5 million, net of closing costs and other fees related to the sale of the property. The lease provides for annual base payments of $0.7 million and expires in June 2026. The transaction qualifies as a sale leaseback, and as a result, we recorded a $2.6 million net loss on sale that is recorded within loss on sale of assets in the condensed consolidated statements of operations. Additionally, we established a $2.5 million right of use asset and operating lease liability.
4. Revenue Recognition
The following table disaggregates the Company’s revenue by type and timing of provision of services or transfer of goods (in thousands):

	Three Months Ended March 31,
	2025	2024
Services provided over time:
Contract Services	$288,956	$191,719
Other Services	17,516	18,553
Total services provided over time	306,472	210,272
Services provided or goods transferred at a point in time:
Contract Services	—	1,680
Other Services	23,170	3,540
Total services provided or goods transferred at a point in time	23,170	5,220
Total revenue	$329,642	$215,492
Contract Assets and Liabilities
The Company recognizes a contract asset when the Company has the right to consideration in exchange for goods or services transferred to a customer. Contract assets are transferred to trade receivables when the Company has the right to bill. The Company had contract assets of $19.9 million and $7.6 million as of March 31, 2025, and December 31, 2024, respectively. As of January 1, 2025 and January 1, 2024, the beginning balances for contract assets were $7.6 million and $17.4 million, respectively.
The Company records contract liabilities when cash payments are received or due in advance of performance. The Company’s contract liabilities were $79.0 million and $73.1 million as of March 31, 2025, and December 31, 2024, respectively. As of January 1, 2025, and January 1, 2024, the beginning balances for contract liabilities were $73.1 million and $63.7 million, all of which was recognized as revenue in the three months ended March 31, 2025, and March 31, 2024, respectively.
Performance Obligations
As of March 31, 2025, we had $1.5 billion of remaining performance obligations related to our Contract Services segment.
The Company expects to recognize these remaining performance obligations as follows (in thousands):

	Remainder of 2025	2026	2027	2028	2029 and thereafter	Total
Remaining performance obligations	$630,990	$539,556	$245,026	$58,891	$28,521	$1,502,984
As of March 31, 2025, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to the Company’s revenue for the Other Services segment is $2.3 million, all of which is expected to be recognized by December 31, 2025.

5. Accounts Receivable, net
The allowances for credit losses were $12.6 million and $12.6 million as of March 31, 2025, and December 31, 2024, respectively, which represents the Company’s best estimate of the amount of probable credit losses included within the Company’s existing accounts receivable balance.
The changes in the Company’s allowance for credit losses were as follows (in thousands):

Allowances for Credit Losses
Balance at January 1, 2024	$8,050
Current-period provision for expected credit losses	4,664
Write-offs charged against allowance	(85)
Balance at December 31, 2024	$12,629
Current-period provision for expected credit losses	—
Write-offs charged against allowance	—
Balance at March 31, 2025	$12,629
6. Inventories, net
Inventories consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Non-serialized parts	$92,300	$93,060
Serialized parts	9,511	12,167
Inventory reserve	(2,009)	(1,886)
Inventories, net	$99,802	$103,341
7. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Compression equipment	$4,251,251	$4,175,804
Field equipment	93,445	92,077
Buildings and shipping containers	5,141	13,656
Technology hardware and software	14,855	14,960
Trailers and vehicles	13,964	13,506
Leasehold improvements	11,893	11,942
Furniture and fixtures	2,609	2,650
Land	1,000	1,000
Total property, plant and equipment, gross	4,394,158	4,325,595
Less: accumulated depreciation	(994,004)	(930,573)
Property, plant and equipment, net	$3,400,154	$3,395,022
Depreciation expense was $66.4 million and $44.6 million for the three months ended March 31, 2025 and 2024, respectively, and is recorded within depreciation and amortization on the accompanying condensed consolidated statements of operations.

8. Goodwill and Identifiable Intangible Assets, net
Goodwill
There were no changes in the carrying amount of goodwill for the three months ended March 31, 2025. All goodwill was allocated to the Company’s Contract Services reporting unit.
Intangible Assets
The Company’s identifiable intangible assets were as follows (in thousands):

	March 31, 2025			December 31, 2024
	Original Cost	Accumulated Amortization	Net Amount	Original Cost	Accumulated Amortization	Net Amount
Trade name	$19,400	$(5,273)	$14,127	$19,400	$(4,791)	$14,609
Customer relationships	191,100	(50,700)	140,400	191,100	(47,809)	143,291
Internal use software	6,513	—	6,513	4,847	—	4,847
Total identifiable intangible assets	$217,013	$(55,973)	$161,040	$215,347	$(52,600)	$162,747
Amortization expense was $3.4 million and $2.4 million for the March 31, 2025 and 2024, respectively, and is recorded within depreciation and amortization in the condensed consolidated statements of operations. As of March 31, 2025 and December 31, 2024, the remaining weighted average amortization period for identifiable intangible assets recognized is 12.2 years and 12.4 years, respectively.
Estimated future amortization expense related to intangible assets as of March 31, 2025 is as follows (in thousands):

Amount
Years ending December 31,
Remainder of 2025	$10,188
2026	13,494
2027	13,494
2028	13,494
2029	12,534
Thereafter	91,323
9. Debt and Credit Facilities
Long-term debt consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
ABL Facility	$1,878,384	$1,875,097
2029 Senior Notes	750,000	750,000
Total debt outstanding	2,628,384	2,625,097
Less: unamortized debt issuance cost	(40,055)	(43,188)
Long-term debt, net of unamortized debt issuance cost	2,588,329	2,581,909
Other borrowings	3,789	5,739
Total long-term debt and other borrowings	$2,592,118	$2,587,648
ABL Facility
On March 22, 2023, Kodiak and Kodiak Services entered into the Fourth Amended and Restated Credit Agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended or restated from time to time, the “ABL Credit Agreement” or “ABL Facility”), which mainly served to extend the maturity date from June 2024 to March 2028. On January 22, 2024, Kodiak entered into the Third Amendment to the ABL Credit Agreement (the “Third Amendment”). The Third Amendment, among other things, amended certain provisions of the ABL Facility (i) to accommodate the consummation of the transactions contemplated by the Merger Agreement (see Note 3. Acquisitions and Divestitures) {and (ii) to account for the Company’s organizational structure after giving effect to the transactions contemplated by the Merger Agreement. The total commitments under the ABL Facility are $2.2 billion. As of March 31, 2025, there were $2.4 million in letters of credit outstanding under the ABL Facility. Lender fees and costs totaling $2.9 million were incurred related to the Third Amendment and will be amortized over the life of the loan to interest expense.
Pursuant to the ABL Credit Agreement, the Company must comply with certain restrictive covenants, including a minimum interest coverage ratio of 2.5x and a maximum Leverage Ratio (calculated based on the ratio of Total Indebtedness to EBITDA, each as defined in the ABL Credit Agreement), and beginning with the quarter ended June 30, 2024, a Secured Leverage Ratio (calculated based on the ratio of Senior Secured Debt to EBITDA). The maximum Leverage Ratio is 5.25 to 1.00. The maximum Secured Leverage Ratio is 3.25 to 1.00 for each fiscal quarter.
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
The ABL Facility is a “revolving credit facility” that includes a lockbox arrangement whereby, under certain events, remittances from customers are forwarded to a bank account controlled by the administrative agent and are applied to reduce borrowings under the facility. One such event occurs if availability under the ABL Credit Agreement falls below a specified threshold (i.e., $125 million for five (5) consecutive days until such time availability is greater than $125 million for twenty (20) consecutive days). As of March 31, 2025, and December 31, 2024, availability under the ABL Facility was in excess of the specified threshold, and, as such, the entire balance was classified as long-term in accordance with its maturity.
Interest is payable monthly. Depending on the loan type elected by the Company, interest accrues based on variable rates of SOFR plus an applicable rate ranging from 2% to 3% or prime rate plus an applicable rate ranging from 1% to 2% depending on the type of loan and the leverage ratio as of the most recently ended quarter. The weighted average interest rate on the ABL Facility as of March 31, 2025, and December 31, 2024, was 6.78% and 6.80%, respectively, excluding the effect of interest rate swap. The Company pays an annualized commitment fee of 0.25% on the unused portion of its ABL Facility if borrowings are greater than 50% of total commitments and 0.50% on the unused portion of the ABL Facility if borrowings are less than 50% of total commitments.
All obligations under the ABL Facility are collateralized by essentially all the assets of the Company. We were in compliance with all covenants as of March 31, 2025, and December 31, 2024.
2029 Senior Notes
On February 2, 2024, Kodiak Services issued $750.0 million aggregate principal amount of 7.25% senior notes due 2029 (the “2029 Senior Notes”), pursuant to an indenture, by and among the Company and certain other subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The Company’s 2029 Senior Notes are not subject to any mandatory redemption or sinking fund requirements. The 2029 Senior Notes are subject to redemption at a make-whole redemption price, inclusive of accrued and unpaid interest. This make-whole redemption price is determined as the higher of 100% of the principal amount of the notes or the present value of remaining principal and interest payments discounted semi-annually to the redemption date using the applicable treasury rate plus 0.50%. Before February 15, 2026, the Company has the option to redeem up to 40% of the aggregate principal amount of the 2029 Senior Notes issued under this indenture, limited to the net cash proceeds of one or more equity offerings at a redemption price expressed as a percentage of the principal amount, plus accrued and unpaid interest. Following February 15, 2026, the Company retains the right to redeem all or a portion of the 2029 Senior Notes, with redemption prices expressed as percentages of the principal amount, along with accrued and unpaid interest.
The optional redemption percentages for the 2029 Senior Notes are as follows:

Percentage
2026	103.625%
2027	101.813%
2028 and thereafter	100.000%
The 2029 Senior Notes indenture (the “Indenture”) contains certain covenants that limit the ability of the Company and its restricted subsidiaries, including Kodiak Services, to make distributions on, purchase or redeem the Company’s equity interests or repurchase or redeem contractually subordinated indebtedness; make certain investments; incur or guarantee additional indebtedness, issue any disqualified stock, or issue other preferred securities (other than non-economic preferred securities); create or incur certain liens to secure indebtedness; sell or otherwise dispose of assets; consolidate with or merge with or into another person; enter into transactions with affiliates; and create unrestricted subsidiaries. If the 2029 Senior Notes achieve an investment grade rating from any two of Moody’s Investor Service, Inc., S&P Global Ratings and Fitch Ratings, Inc. and no default under the Indenture exists, many of the foregoing covenants will terminate. The 2029 Senior Notes indenture also contains customary events of default.
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
As of March 31, 2025, the scheduled maturities, without consideration of potential mandatory prepayments, of the Company’s long-term debt were as follows (in thousands):

Amount
Years ended December 31,
Remainder of 2025	$3,789
2026	—
2027	—
2028	1,878,384
2029	750,000
Thereafter	—
Total	$2,632,173
Debt Issuance Costs
The total remaining unamortized debt issuance costs of $40.1 million as of March 31, 2025 are being amortized over the respective terms of the ABL Facility and 2029 Senior Notes. Amortization expense related to these costs of $3.1 million and $2.6 million for the three months ended March 31, 2025, and 2024, respectively, are included in interest expense in the accompanying condensed consolidated statements of operations.
Other Borrowings
Upon the completion of the CSI Acquisition, the Company has finance agreements with a third party in the amount of $11.4 million to finance certain compression equipment. The notes are payable in monthly installments totaling $0.7 million for 36 months from inception. As of March 31, 2025, remaining amounts due under the finance agreements totaled $3.8 million. This amount is classified in accrued liabilities on the accompanying condensed consolidated balance sheet.
10. Derivative Instruments
The Company has entered into an interest rate swap, exchanging variable interest rates for fixed interest rates. In prior periods, the Company entered into interest rate collars that fixed interest rates within a range through the simultaneous purchase of an interest rate cap and sale of an interest rate floor. Effective January 1, 2025, the Company designated the interest rate swap as a cash flow hedge derivative instrument, evaluated hedge effectiveness and determined it to be highly effective. Changes in the fair value attributable to changes in interest rates for derivative contracts that have been designated as cash flow hedges are recognized in accumulated other comprehensive income (loss) (“AOCI”) and reclassified into earnings in the same period the hedged transaction impacts earnings and are presented within the same line item of the Statement of Operations as the hedged item. The Company accounts for the interest rate swap agreement as a cash flow hedge, thus the effective portion of gains and losses resulting from changes in fair value are recognized in AOCI and are amortized to interest expense over the term of the respective debt. Cash flows from derivatives are classified in the statement of cash flows in the same category as the cash flows from the items subject to designated hedge or undesignated (economic) hedge relationships.
The table below summarizes the amortization schedule related to the interest rate swap, which matures on December 14, 2027:

Notional Amount	Period End
$1,375,000,000	6/14/2025
$1,175,000,000	9/14/2025
$1,050,000,000	12/14/2025
$925,000,000	6/14/2026
$725,000,000	12/14/2026
$600,000,000	3/14/2027
$500,000,000	6/14/2027
$125,000,000	12/14/2027
The following table summarize the effects of the Company’s derivative instruments in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Gain (loss) on cash flow hedges:
Interest expense	$1,752	$—
Gain (loss) on derivatives not designated as hedging instruments:
Gain on derivatives	$—	$19,757
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
The Company records derivative instruments at fair value using Level 2 inputs of the fair value hierarchy. The interest rate swap is valued using a discounted cash flow analysis based on available market data on the expected cash flows of each derivative using observable inputs, including interest rate curves and credit spreads. See Note 10. Derivative Instruments for more details.
The contingent consideration liability from a prior year acquisition is measured at fair value each reporting period, using Level 3 unobservable inputs (such as probability assessments of future cash flows), and changes in estimates of fair value are recognized in earnings.
The carrying amount and the estimated fair value for the assets and liabilities measured on a recurring basis are as follows (in thousands):

	Carrying Value	March 31, 2025
		Level 1	Level 2	Level 3	Total
Interest rate swap- non-current	$11,619	$—	$11,619	$—	$11,619
Contingent consideration	3,620	—	—	3,620	3,620
2029 Senior Notes	750,000	—	765,353	—	765,353
ABL Facility	1,878,384	—	—	1,878,384	1,878,384

	Carrying Value	December 31, 2024
		Level 1	Level 2	Level 3	Total
Interest rate swap- current	$3,672	$—	$3,672	$—	$3,672
Interest rate swap- non-current	17,544	—	17,544	—	17,544
Contingent consideration	3,651	—	—	3,651	3,651
2029 Senior Notes	750,000	—	765,483	—	765,483
ABL Facility	1,875,097	—	—	1,875,097	1,875,097

12. Stockholders’ Equity
Share Repurchases
In November 2024, the Kodiak’s board of directors (“Board”) approved a share repurchase program to buy up to an aggregate of $50.0 million of our outstanding common stock (the “Share Repurchase Program”), which expires on December 31, 2025. During March 2025, the Company repurchased 270,000 shares of common stock through open-market purchases, pursuant to the Share Repurchase Program, at an average price including commission of $36.87 for an aggregate purchase price of approximately $10.0 million. As of March 31, 2025, $25.0 million remains available for repurchase.
The above shares are currently held in treasury stock. Treasury stock purchases are accounted for under the cost method whereby the cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares are credited or charged to additional paid-in capital using the average-cost method.
Preferred Stock
Holders of the Company’s preferred stock are entitled to one vote for each share, voting proportionally with holders of common stock. The preferred stock lacks economic benefits beyond its par value of $0.01 per share (with a maximum value of $50,000), as it does not participate in earnings or cash dividends of Kodiak. Rather, it solely represents a voting share. Each preferred stock holds an equal number of OpCo Units, representing economic interests in Kodiak’s subsidiary, Kodiak Services. Each OpCo Unit is redeemable at the option of the holder for (i) one share of common stock (along with cancellation of a corresponding share of preferred stock) or (ii) cash at Kodiak Services’ election, following a 180 days post-closing lock-up and subject to certain conditions. On or after April 1, 2029, Kodiak shall have the right to effect redemption of such OpCo Units (along with corresponding share of preferred stock). The OpCo Units represent and will be accounted for as noncontrolling interests in Kodiak Services. For the three months ended March 31, 2025, and year-ended December 31, 2024, a total of 0.1 million and 4.7 million, respectively, of preferred stock and OpCo Units were converted into an equivalent number of common stock shares.
2023 Omnibus Incentive Plan
On June 20, 2023, Kodiak’s Board authorized and adopted the Kodiak Gas Services, Inc. Omnibus Incentive Plan (the “Omnibus Plan”) for employees, consultants and directors. The Omnibus Plan enables Kodiak’s Board (or a committee authorized by Kodiak’s Board) to award incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards and substitute awards intended to align the interests of service providers, including the Company’s named executive officers, with those of the Company’s stockholders. A total of 5.7 million shares of common stock have been reserved for issuance pursuant to awards under the Omnibus Plan.
Restricted Stock Units
Restricted stock units (“RSUs”) are time-based units that vest ratably over a three-year period, subject to continuous service through each vesting date. Stock-based compensation for RSUs is recognized on a straight-line basis over the requisite service period.
Performance Stock Units
Performance stock units (“PSUs”) cliff vest at the end of a three-year performance period, with the ultimate number of shares earned and issued ranging from 0 - 190% of the number of shares subject to the PSU award based on the Company's achievement of certain predefined internal targets and the Company's performance relative to its peers as described in the underlying PSU agreement, subject to continuous service through the end of the performance period. With respect to each PSU, each PSU holder is granted associated dividend equivalents rights. In the event that the Company declares and pays a regular cash dividend, on the record date for such dividend, the Company will accrue a dividend equivalent based on the number of PSUs expected to vest. The fair value of the market condition within the PSUs is determined using a Monte Carlo valuation model. Stock-based compensation for PSUs is recognized on a straight-line basis over the vesting period based on the probable performance outcome. The Company reassesses the probability of achieving the performance targets each reporting period and adjusts compensation expense accordingly.
CSI Compressco Long Term Incentive Plan

In connection with the CSI Acquisition, we assumed the CSI Compressco LP Third Amended and Restated 2011 Long Term Incentive Plan (“2011 Plan”) and outstanding unvested RSU awards originally granted by CSI Compressco under the 2011 Plan that were held by former CSI Compressco employees continuing their employment with Kodiak post-acquisition. These assumed awards were converted into 145,302 RSU awards under the Omnibus Plan and will vest in accordance with their original terms, generally over 3 years. Awards cancelled or forfeited, and shares withheld to satisfy tax withholding obligations, become available for future issuance.
The following table summarizes award activity under the Omnibus Plan for the three months ended March 31, 2025:

	RSUs		PSUs
	Number of RSUs	Weighted- Average Price	Number of PSUs	Weighted- Average Price
Outstanding at December 31, 2024	1,189,109	$19.81	756,025	$22.16
Granted	543,521	34.51	234,165	34.08
Vested or exercised	(208,938)	25.48	—	—
Forfeited or cancelled	(96,140)	24.92	—	—
Outstanding at March 31, 2025	1,427,552	$24.24	990,190	$24.98
Restricted stock awards expected to vest	1,427,552	$24.24	990,190	$24.98
As of March 31, 2025, the total future compensation cost related to non-vested equity awards was approximately $36.0 million, assuming the performance-based restricted stock units vest at 100%, pursuant to the terms of the applicable award. During the three months ended March 31, 2025 and 2024, approximately $7.0 million and $2.7 million, respectively, in equity compensation expense was recognized in selling, general and administrative expenses.
Dividends
The following table summarizes the Company’s dividends declared and paid in each of the quarterly periods of 2025 and 2024:

	Dividends per Common Share	Dividends Paid
		(in thousands)
2025
Q1	$0.41	$36,956

2024
Q1	$0.38	$29,815
Q2	0.38	32,578
Q3	0.41	35,113
Q4	0.41	36,380
On April 23, 2025, the Company’s Board of Directors declared a cash dividend of $0.45 per share for the quarterly period ended March 31, 2025, which is payable on May 15, 2025, to shareholders of record as of the close of business on May 5, 2025 (the “Common Stock Dividend”) and, in conjunction with the Common Stock Dividend, Kodiak Services declared a distribution on its units of $0.45 per unit payable on May 15, 2025 to all unitholders of record of Kodiak Services as of the close of business on May 5, 2025.

13. Commitments and Contingencies
Accrued Capital Expenditures
As of March 31, 2025, and December 31, 2024, the Company has accrued capital expenditures of $24.2 million and $12.5 million, respectively. These amounts were included in accounts payable or accrued liabilities on the condensed consolidated balance sheets. Amounts exclude accrued capital expenditures related to the sales tax contingency accrual.
Purchase Commitments
Purchase commitments primarily consist of future commitments to purchase new compression units that have been ordered but not yet received. As of March 31, 2025, these commitments amounted to $127.4 million, all of which is expected to be settled within the next twelve months.
Contingent Consideration
The Company agreed to pay, as contingent consideration, up to $3.6 million of certain past due accounts receivable acquired in connection with a prior acquisition in 2019, if collected, to the seller in that transaction. The Company records contingent consideration at the acquisition and end of reporting periods at fair value in accrued liabilities. As of March 31, 2025, and December 31, 2024, none of the outstanding receivables had been collected.
Sales Tax Contingency
Between October 2019 and April 2023, the Company received notices from the Texas Comptroller’s office in regards to audits for periods ranging from December 2015 through November 2023. The audits pertain to whether the Company may owe sales and use tax on certain of its compression equipment and parts that it had purchased and used during that time period. As of December 31, 2024, the Company accrued a total amount of $70.9 million. During the three months ended March 31, 2025, based on current information, the Company accrued an additional $1.6 million. As of March 31, 2025, the Company had a total of $72.5 million included as accrued liabilities for all states on the condensed consolidated balance sheets for all compression equipment and parts purchased and used as of the balance sheet date.
Legal Matters
From time to time, the Company may become involved in various legal matters. Management believes that as of March 31, 2025, there are no legal matters whose resolution could have a material adverse effect on the unaudited condensed consolidated financial statements.
14. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Sales tax liability	$72,542	$70,927
Accrued interest	33,680	48,561
Accrued compensation	23,876	22,403
Lease liabilities - current portion	12,839	11,858
Station project accrual	8,828	9,385
Equipment financing - current portion	3,789	5,344
Accrued accounts payable	1,104	1,104
Other	22,499	19,150
Total accrued liabilities	$179,157	$188,732

15. Income Taxes
For the three months ended March 31, 2025 and 2024, the Company recorded income tax expense of $10.5 million and income tax expense of $9.9 million, respectively. The effective tax rate was approximately 25.3% and 24.6% for the three months ended March 31, 2025 and March 31, 2024, respectively. The difference between the Company’s effective tax rates for the three months ended March 31, 2025, and 2024 and the U.S. statutory tax rate of 21% was primarily due to state income taxes.
The Company did not have any uncertain tax benefits as of March 31, 2025, and December 31, 2024. For the three months ended March 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions, and no amounts were recognized in the condensed consolidated statements of operations.

16. Segments
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
The Company evaluates performance and allocates resources based on the adjusted gross margin of each segment, which consists of revenues directly attributable to the specific segment (less all costs of service directly attributable to the specific segment, which includes cost of operations and depreciation and amortization and excludes any impairment or gain (loss) on the depreciable assets). Depreciation and amortization for the Contract Services segment was $70.5 million and $46.9 million for the three months ended March 31, 2025, and 2024, respectively.
The following table represents financial metrics by segment (in thousands):

	Contract Services	Other Services	Total
Three Months Ended March 31, 2025
Revenue	$288,956	$40,686	$329,642
Cost of operations (exclusive of depreciation and amortization)	93,235	35,226	128,461
Adjusted gross margin	195,721	5,460	201,181
Total assets	4,384,989	51,133	4,436,122
Capital expenditures	77,553	—	77,553
Three Months Ended March 31, 2024
Revenue	$193,399	$22,093	$215,492
Cost of operations (exclusive of depreciation and amortization)	65,882	17,684	83,566
Adjusted gross margin	127,517	4,409	131,926
Total assets	3,262,665	53,766	3,316,431
Capital expenditures	60,153	—	60,153
The following table reconciles adjusted gross margin to income before income taxes (in thousands):

	Three Months Ended March 31,
	2025	2024
Adjusted gross margin:
Contract Services	195,721	127,517
Other Services	5,460	4,409
Depreciation and amortization(1)	(70,529)	(46,944)
Selling, general and administrative expenses	(32,255)	(24,824)
Loss on sale of assets	(9,211)	—
Interest expense	(47,224)	(39,740)
Gain on derivatives	—	19,757
Other expense, net	(402)	(68)
Income before income taxes	$41,560	$40,107

(1)	All depreciation and amortization is related to the Contract Services segment.

17. Earnings Per Common Share
Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is computed by using the weighted average shares of common stock outstanding, including the dilutive effect of restricted stock units and performance stock units based on an average share price during the period. For the purpose of calculating basic and diluted earnings per share, net income (loss) attributed to noncontrolling interest and the corresponding preferred shares outstanding are excluded from the calculations. For the three months ended March 31, 2025 and March 31, 2024, 15.0 thousand and 99.0 thousand, respectively, unvested RSUs and PSUs were excluded from the calculation of the potential dilutive common shares for the period because to do so would be anti-dilutive.
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Net income attributable to common shareholders	$30,411	$30,232
Less: Dividends paid and earnings allocated to non-forfeitable RSUs	(416)	—
Net income used in basic and diluted earnings per share	$29,995	$30,232

Basic weighted average shares of common stock	87,879	77,432
Effect of dilutive securities(1)	2,727	670
Diluted weighted average shares of common stock	90,606	78,102

Earnings per share attributable to common shareholders:
Basic	$0.34	$0.39
Diluted	$0.33	$0.39

(1)
For the three months ended March 31, 2025, the effect of dilutive securities includes 1.4 million, 0.6 million and 0.7 million RSUs, PSUs and OpCo Units held by noncontrolling interest, respectively. For the three months ended March 31, 2024, the effect of dilutive securities includes 0.7 million of RSUs.

18. Related Party Transactions
The Company has executed a master services agreement with IFS North America, Inc., a related party controlled by EQT AB, for a system license subscription and cloud hosting service to support the implementation of the Company’s enterprise resource planning system. As of March 31, 2025, total purchases under this agreement since inception were approximately $10.4 million, inclusive of contract termination costs. Total cost incurred during the three months ended March 31, 2025 were approximately $1.0 million. No costs were incurred during the three months ended March 31, 2024. A portion of these costs were capitalized as internal-use software within intangible asset in the condensed consolidated balance sheets, see Note 8. Goodwill and Identifiable Intangible Assets, net. The remaining costs incurred were recognized in selling, general and administrative expenses in the condensed consolidated statements of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations is based on, and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. For further information on items that could impact our future operating performance or financial condition, see the sections entitled “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and “Cautionary Note Regarding Forward-Looking Statements” in this Report. We assume no obligation to update any of these forward-looking statements, except as required by law. Unless otherwise indicated or the context otherwise requires, the historical financial information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects only the historical financial results of Kodiak Gas Services, Inc. and its consolidated subsidiaries and references to the “Company,” “we,” “our,” or “us” are to Kodiak Gas Services, Inc. and its consolidated subsidiaries.
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
Recent Developments
U.S. Trade Policy and Recent Executive Orders
Recently announced changes and proposed changes to the U.S. global trade policy, along with potential international retaliatory measures, have resulted in volatility in global markets and uncertainty around short- and long-term economic impacts in the United States, including concerns over potential tariff impacts for the cost of goods, inflation, recession and slowing growth. Although these recent events did not materially impact our first quarter results and we do not expect any material impact on our 2025 results, we are continuing to actively monitor and evaluate the potential impacts of these measures, including the imposition of tariffs, on our business and operations, as well as opportunities to mitigate their related impacts. We remain cautious, as there are risks that increased tariffs could, among other things, create new trade barriers that disrupt supply chains, raise costs, and weaken consumer confidence; however, it is not currently possible to predict the impact, if any, of any changes or proposed changes to the U.S. global trade policy, or any international retaliatory measures, on our financial condition, results of operations and cash flows.
We are also monitoring and evaluating the potential impact of various executive orders issued by the U.S. government, including the executive orders entitled “Reducing Anti-Competitive Regulatory Barriers” and “Zero-Based Regulatory Budgeting to Unleash American Energy,” on our business, including potential impacts to our financial condition, results of operations and cash flows.

Operational Highlights
The following table summarizes certain horsepower, unit count and horsepower utilization percentages for our fleet for the periods presented.

	March 31, 2025		Percentage Change
	2025	2024
Operating Data (at period end):
Fleet horsepower(1)	4,422,914	3,290,971	34.4%
Revenue-generating horsepower(2)	4,284,103	3,285,592	30.4%
Fleet compression units	4,941	3,091	59.9%
Revenue-generating compression units	4,545	3,064	48.3%
Revenue-generating horsepower per revenue-generating compression unit(3)	943	1,072	(12.1%)
Fleet utilization(4)	96.9%	99.8%	(3.0%)

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
Horsepower
The 34.4% and 30.4% increase in fleet horsepower and revenue-generating horsepower, respectively, were primarily attributable to the (i) additional 1.2 million horsepower acquired as part of the CSI Acquisition and (ii) purchase and deployment of new compression units through organic growth, partially offset by the sale of certain non-core assets. The 12.1% decrease in revenue-generating horsepower per revenue-generating compression unit was due to the lower average horsepower per unit of the units acquired as part of the CSI Acquisition.

Financial Results of Operations
Three Months Ended March 31, 2025, compared to the Three Months Ended March 31, 2024
The following table presents selected financial and operating information for the periods presented (in thousands):

	Three Months Ended March 31,		% Change
	2025	2024
Revenues:
Contract Services	$288,956	$193,399	49.4%
Other Services	40,686	22,093	84.2%
Total revenues	329,642	215,492	53.0%
Operating expenses:
Cost of operations (exclusive of depreciation and amortization shown below):
Contract Services	93,235	65,882	41.5%
Other Services	35,226	17,684	99.2%
Depreciation and amortization	70,529	46,944	50.2%
Selling, general and administrative	32,255	24,824	29.9%
Loss on sale of assets	9,211	—	100.0%
Total operating expenses	240,456	155,334	54.8%
Income from operations	89,186	60,158	48.3%
Other income (expenses):
Interest expense	(47,224)	(39,740)	18.8%
Gain on derivatives	—	19,757	(100.0)%
Other expense, net	(402)	(68)	491.2%
Total other expenses, net	(47,626)	(20,051)	137.5%
Income before income taxes	41,560	40,107	3.6%
Income tax expense	10,524	9,875	6.6%
Net income	31,036	30,232	2.7%
Less: Net income attributable to noncontrolling interests	625	—	100.0%
Net income attributable to common shareholders	$30,411	$30,232	0.6%
Revenues and Sources of Income

Contract Services

Contract Services revenue increased $95.6 million, or 49.4%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This was primarily due to incremental revenues associated with the CSI Acquisition. The remainder of the increase in Contract Services is due to revenue-generating horsepower increases not attributable to the CSI acquisition and an increase of $2.3 million related to gas treating and cooling services.

Other Services

Other Services revenue increased $18.6 million, or 84.2%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This increase was primarily due to incremental revenues associated with the CSI Acquisition, increased parts sales, increased freight and crane charges related to mobilization of units, increased maintenance and overhaul services, increased other field services, and increased revenues from station construction services.

Operating Costs and Other Expenses

Contract Services

Contract Services expenses increased $27.4 million, or 41.5%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This was primarily due to a $27.9 million increase in direct labor expenses, a $3.5 million increase in parts used in support of our operations, a $3.1 million increase in lubricant oil and coolant, and a $0.7 million increase in gas treating expenses, much of which was attributable to the CSI Acquisition. These increases were partially offset by a $6.8 million decrease in indirect expenses, mainly relating to vehicle and facility expenses.

Other Services

Other Services expenses increased $17.5 million, or 99.2%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This increase was primarily due to costs associated with increased parts sales, increased freight and crane charges related to mobilization of units, increased maintenance and overhaul services, increased other field services, and increased station construction service expenses.

Depreciation and Amortization

Depreciation and amortization increased $23.6 million, or 50.2%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This increase was primarily due to an increase in compression equipment and intangible assets acquired in connection with the CSI Acquisition.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $7.4 million, or 29.9%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This increase was due to a $6.6 million increase in labor and benefits, a $4.1 million increase in equity compensation expense related to equity compensation plans, and a $1.6 million increase in software expense, mainly related to the termination of an agreement as part of the CSI Acquisition. These increases were partially offset by a $4.6 million decrease in professional fees, primarily related to transactions costs associated with the CSI Acquisition, and a $0.2 million decrease in other selling, general, and administrative expenses.

Loss on Sale of Assets

During the three months ended March 31, 2025, we entered into a sale-leaseback transaction and recognized a $2.6 million net loss on the sale. Additionally, we recognized a loss of $6.6 million related to the sale and write-off of certain scrapped assets.

Interest Expense, Net

Interest expense, net increased $7.5 million, or 18.8%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This increase was primarily due to increased interest expense associated with higher outstanding borrowings on the ABL Facility in the current quarter as compared to the comparable quarter in the prior year as well as incremental interest expense attributed to a full quarter of borrowings on the 2029 Senior Notes, which were issued in February 2024. This increase in interest expense was partially offset by settlements received from interest rate swaps, which are recognized in the same financial statement line item as the underlying hedged debt, thereby reducing the net impact on reported interest expense.

Gain on Derivatives

Gain on derivatives decreased $19.8 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This decrease was attributed to the designation of the interest rate swap as a cash flow hedge as of January 1, 2025. As a result, all changes in the fair value of the interest rate swap are now recognized in accumulated other comprehensive income (loss) and reclassified into earnings in the same period the hedged transaction affects earnings within interest expense. The net gain on derivatives recognized during the three months ended March 31, 2024 related to a $14.3 million increase in the fair value of derivatives and an increase in cash received on derivatives of $5.5 million due to the increase in the long-term Secured Overnight Financing Rate (“SOFR”) yield curve.

Income Tax Expense

Income tax expense increased by $0.6 million, or 6.6%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This increase was primarily due to an increase in pre-tax income of $1.5 million and inclusion of international operations acquired in connection with the CSI Acquisition for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

Liquidity and Capital Resources

Overview

Our ability to fund operations, finance capital expenditures, service our debt and pay dividends depends on our operating cash flows and access to the capital and credit markets. Our primary sources of liquidity are cash flows generated from our operations and our borrowing availability under the ABL Facility. Our cash flow is affected by numerous factors, including prices and demand for our compression infrastructure assets and services, conditions in the financial markets and various other factors. We believe cash generated by operating activities will be sufficient to service our debt, fund working capital, fund our estimated capital expenditures in the short-term and long-term and, as our Board may determine from time to time in its discretion, pay dividends. At March 31, 2025, we had approximately $321.2 million of liquidity consisting of $2.0 million in cash and cash equivalents and $319.3 million available under the ABL Facility.

Cash Requirements

Capital Expenditures

The compression infrastructure business is capital intensive, requiring significant investment to expand, maintain and upgrade existing operations. Our capital requirements have consisted primarily of, and we anticipate that our capital requirements will continue to consist primarily of, the following:
•Growth Capital Expenditures: capital expenditures made to (1) expand the operating capacity or operating income capacity of assets including, but not limited to, the acquisition of additional compression units, upgrades to existing equipment, expansion of supporting infrastructure, and implementation of new technologies, (2) maintain the operating capacity or operating income capacity of assets by acquisition of replacement compression units and their supporting infrastructure, and (3) expand the operating capacity or operating income capacity of existing assets.

•Other Capital Expenditures: capital expenditures made on assets required to support our operations—such as rolling stock, leasehold improvements, technology hardware and software and related implementation expenditures, safety enhancements to equipment, and other general items that are typically capitalized and that have a useful life beyond one year.

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

For the three months ended March 31, 2025, growth capital expenditures were $56.0 million, other capital expenditures were $22.3 million, and maintenance capital expenditures were $16.4 million. This compares to growth capital expenditures of $52.2 million, other capital expenditures of $7.2 million, and maintenance capital expenditures of $10.6 million for the three months ended March 31, 2024. The increase in growth capital expenditures was primarily related to the timing of compression unit purchases necessary to support operating capacity demand. The increase in other capital expenditures was primarily related to safety upgrades related to compression purchased in the CSI Acquisition and the ongoing implementation of new business system. The increase in maintenance capital expenditures was primarily due to maintenance capital expenditures on the assets acquired in the CSI Acquisition and an increase in unit overhauls scheduled based on the age and operating hours of such units.

Dividends

Our Board of Directors (“Board”) may elect to declare cash dividends on our common stock, subject to our compliance with applicable law, and depending on, among other things, economic conditions, our financial condition, results of operations, projections, liquidity, earnings, legal requirements and restrictions in the agreements governing our indebtedness (as further discussed herein).

On April 23, 2025, our Board declared a cash dividend of $0.45 per share for the quarterly period ended March 31, 2025, which is payable on May 15, 2025, to shareholders of record as of the close of business on May 5, 2025 (the “Common Stock Dividend”) and, in conjunction with the Common Stock Dividend, Kodiak Services declared a distribution on its units of $0.45 per unit payable on May 15, 2025 to all unitholders of record of Kodiak Services as of the close of business on May 5, 2025. The declaration and payment of future dividends will be at the discretion of the Board and will depend on future business conditions, financial conditions, results of operations and other factors.

Over the long-term, we expect to fund any dividends and our budgeted growth capital expenditures using our Discretionary Cash Flow. In the event our Discretionary Cash Flow is insufficient for the purpose of funding any such dividends and our budgeted growth capital expenditures for such period, we may fund such shortfall (i) with additional borrowings under our ABL Facility, which, as of March 31, 2025, had $319.3 million available (subject to the requirement that our availability, in the case of dividends, under the ABL Facility (calculated on a pro forma basis after giving effect to such Specified Transaction) is not less than $125,000,000) or (ii) reduce our growth capital expenditures for such period. Any such additional borrowings under our ABL Facility will result in an increase in our interest expense for such period. Any such reduction in our growth capital expenditures may result in lower growth in our revenue-generating horsepower in future periods.

Contractual Obligations

Our material contractual obligations as of March 31, 2025, consisted of the following:

•Long-term debt of $2.6 billion, of which $1.9 billion is due in 2028 and $750.0 million is due in 2029.

•Purchase commitments of $127.4 million, of which all is expected to be settled within the next twelve months; primarily consisting of future commitments to purchase new compression units that have been ordered but not yet received. See Note 13. Commitments and Contingencies to the condensed consolidated financial statements included elsewhere in this Report.

Other Commitments

As of March 31, 2025, other commitments include future operating and finance lease payments totaling $84.8 million.

Sources of Cash

Cash Flows

The following table summarizes our cash flows (in thousands):

	Three months ended March 31,
	2025	2024	$ Variance
Net cash provided by operating activities	$114,328	$51,542	$62,786
Net cash used for investing activities	(68,177)	(60,150)	(8,027)
Net cash provided by (used for) financing activities	(48,951)	12,352	(61,303)
Net increase (decrease) in cash and cash equivalents	$(2,800)	$3,744	$(6,544)

Operating Activities

The $62.8 million increase in net cash provided by operating activities for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to a $29.0 million increase in income from operations and a $38.0 million increase in non-cash operating expenses, namely depreciation and amortization, taxes and equity compensation. Additionally, cash provided by operating activities was impacted by a $7.0 million increase in interest expense, net of debt issuance cost amortization. Changes in working capital items used cash of $18.7 million during the three months ended March 31, 2025 compared to $24.6 million during the three months ended March 31, 2024.

Investing Activities

The $8.0 million increase in net cash used in investing activities for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to a $17.4 million increase in cash used for capital expenditures, net of accrued capital expenditures, partially offset by a $9.4 million increase in cash provided by proceeds on sale of assets.

Financing Activities

Net cash provided by financing activities decreased $61.3 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Cash used for financing activities of $49.0 million in three months ended March 31, 2025 was primarily the result of $36.4 million of dividends paid to stockholders, $10.0 million of share repurchases, $2.8 million of cash paid for shares withheld to cover taxes, $2.0 million of cash paid on principal payments of other borrowings, $0.7 million of cash paid on principal payments of finance leases, and $0.4 million of distributions to noncontrolling interest. This was partially offset by net cash provided by borrowings of $3.3 million.

Cash provided by financing activities of $12.4 million during the three months ended March 31, 2024 was primarily the result of $50.5 million of net cash provided by borrowings. This was offset by $29.8 million of dividends paid to stockholders, $7.6 million of payments of debt issuance costs, $0.4 million of offering costs, and $0.3 million of cash paid for shares withheld to cover taxes.

Description of Indebtedness

ABL Facility

On March 22, 2023, Kodiak and Kodiak Services entered into the Fourth Amended and Restated Credit Agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended or restated from time to time, the “ABL Credit Agreement” or “ABL Facility”), which mainly served to extend the maturity date from June 2024 to March 2028. On January 22, 2024, Kodiak entered into the Third Amendment to the ABL Credit Agreement (the “Third Amendment”). The Third Amendment, among other things, amended certain provisions of the ABL Facility (i) to accommodate the consummation of the transactions contemplated by the Merger Agreement (see Note 3. Acquisitions and Divestitures) and (ii) to account for the Company’s organizational structure after giving effect to the transactions contemplated by the Merger Agreement. The total commitments under the facility are $2.2 billion. As of March 31, 2025, there were $2.4 million in letters of credit outstanding under the ABL Facility. Fees and costs totaling $2.9 million were incurred related to the Third Amendment and will be amortized over the life of the loan to interest expense. See Note 9.

Debt and Credit Facilities to the condensed consolidated financial statements included elsewhere in this Report for further description.

Pursuant to the ABL Credit Agreement, the Company must comply with certain restrictive covenants, including a minimum interest coverage ratio of 2.5x and a maximum Leverage Ratio (calculated based on the ratio of Consolidated Total Debt to Consolidated EBITDA, each as defined in the ABL Credit Agreement). The maximum Leverage Ratio is 5.25 to 1.00. All loan amounts are collateralized by essentially all the assets of the Company.

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

The ABL Facility is a “revolving credit facility” that includes a lockbox arrangement whereby, under certain events, remittances from customers are forwarded to a bank account controlled by the administrative agent and are applied to reduce borrowings under the facility. One such event occurs if availability under the ABL Credit Agreement falls below a specified threshold (i.e., the greater of $200 million or 10% of the aggregate commitments at the time of measurement). As of March 31, 2025, and December 31, 2024, availability under the ABL Facility was in excess of the specified threshold, and, as such, the entire balance was classified as long term in accordance with its maturity.

The weighted average interest rate as of March 31, 2025, and December 31, 2024, was 6.78% and 6.80%, respectively, excluding the effect of our interest rate swap. The Company pays an annualized commitment fee of 0.25% on the unused portion of its ABL Facility if borrowings are greater than 50% of total commitments and 0.50% on the unused portion of the ABL Facility if borrowings are less than 50% of total commitments.

All obligations under the ABL Facility are collateralized by essentially all the assets of the Company. We were in compliance with all covenants as of March 31, 2025, and December 31, 2024.

2029 Senior Notes

On February 2, 2024, Kodiak Services issued $750.0 million aggregate principal amount of Kodiak Services’ 7.25% senior notes due 2029 (the “2029 Senior Notes”), pursuant to an indenture, dated February 2, 2024, by and among the Company, and certain other subsidiary guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee.
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

Derivatives and Hedging Activities

To mitigate a portion of the exposure to fluctuations in the variable interest rate of the ABL Facility, we have entered into an interest rate swap.

Our interest rate swap exchanges variable interest rates for fixed interest rates. During the first quarter of 2025, the Company designated the interest rate swap as a cash flow hedge, evaluated hedge effectiveness and determined it to be highly effective. See Note 10. Derivative Instruments to the condensed consolidated financial statements included elsewhere in this Report.

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
Contract Services

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Total revenues	$288,956	$193,399
Cost of operations (exclusive of depreciation and amortization)	(93,235)	(65,882)
Depreciation and amortization	(70,529)	(46,944)
Gross margin	$125,192	$80,573
Gross margin percentage	43.3%	41.7%
Depreciation and amortization	70,529	46,944
Adjusted gross margin	$195,721	$127,517
Adjusted gross margin percentage	67.7%	65.9%
Other Services

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Total revenues	$40,686	$22,093
Cost of operations (exclusive of depreciation and amortization)	(35,226)	(17,684)
Depreciation and amortization	—	—
Gross margin	$5,460	$4,409
Gross margin percentage	13.4%	20.0%
Depreciation and amortization	—	—
Adjusted gross margin	$5,460	$4,409
Adjusted gross margin percentage	13.4%	20.0%

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

The following table reconciles adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income	$31,036	$30,232
Interest expense	47,224	39,740
Income tax expense	10,524	9,875
Depreciation and amortization	70,529	46,944
Gain on derivatives	—	(19,757)
Equity compensation expense	6,978	2,848
Severance expense (1)	376	—
Transaction expenses (2)	1,786	7,880
Loss on sale of assets	9,211	—
Adjusted EBITDA	$177,664	$117,762

Net income percentage	9.4%	14.0%
Adjusted EBITDA percentage	53.9%	54.6%

(1)	Represents severance expense related to the CSI acquisition for the three months ended March 31, 2025. There were no such expenses for the three months ended March 31, 2024.
(2)
Represents certain costs associated with non-recurring professional services and other costs, primarily related to the CSI Acquisition and secondary offerings, for the three months ended March 31, 2025 and 2024.

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
Free Cash Flow
We define free cash flow as net cash provided by operating activities less (i) maintenance capital expenditures; (ii) certain changes in operating assets and liabilities; (iii) certain other expenses; and (iv) growth and other capital expenditures; plus (w) cash loss on extinguishment of debt; (x) severance expenses; (y) transaction expenses; and (z) proceeds from sale of assets. We believe free cash flow is a liquidity measure and useful supplemental financial measure for us in assessing our ability to pursue business opportunities and investments to grow our business and to service our debt. Free cash flow is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP, such as revenues, net income (loss), operating income (loss) or cash flows from operating activities. Free cash flow as presented may not be comparable to similarly titled measures of other companies.

The following table reconciles net cash provided by operating activities, to discretionary cash flow and free cash flow, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$114,328	$51,542
Maintenance capital expenditures	(16,407)	(10,642)
Severance expense (1)	376	—
Transaction expenses (2)	1,786	7,880
Change in operating assets and liabilities	18,679	24,556
Other (3)	(2,678)	(1,411)
Discretionary cash flow	$116,084	$71,925
Growth capital expenditures (4)(5)	(55,983)	(52,221)
Other capital expenditures (4)	(22,258)	(7,180)
Proceeds from sale of assets	9,376	—
Free cash flow	$47,219	$12,524

(1)	Represents severance expense related to the CSI acquisition for the three months ended March 31, 2025. There were no such expenses for the three months ended March 31, 2024.
(2)	Represents certain costs associated with non-recurring professional services and other costs, primarily related to the CSI Acquisition, for the three months ended March 31, 2025 and 2024.
(3)	Includes non-cash lease expense, provision for credit losses and inventory reserve.
(4)	Growth and other capital expenditures includes a $14.1 million increase and a $9.9 million increase in accrued capital expenditures for the three months ended March 31, 2025 and 2024, respectively.
(5)
Growth capital expenditures includes a non-cash increase in the sales tax accrual on compression equipment purchases of $1.2 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively. These accrual amounts are estimated based on the best-known information as it relates to open audit periods with the State of Texas. See Note 13. Commitments and Contingencies to our condensed consolidated financial statements for additional details.

Critical Accounting Policies and Estimates
For a discussion of our critical accounting estimates, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our primary exposure to interest rate risk results from outstanding borrowings under the ABL Facility, which has a floating interest rate component. We use interest rate derivative instruments to manage our exposure to fluctuations in these variable interest rate components.
As of March 31, 2025 and December 31, 2024, we had $1.9 billion and $1.9 billion, respectively, outstanding under the ABL Facility and $1.4 billion and $1.4 billion, respectively, outstanding and effective notional amounts of floating to fixed interest rate swap, which we attribute to our borrowings under our ABL Facility. Excluding the effect of interest rate swap, the average annualized interest rate incurred on the ABL Facility for borrowings during the three months ended March 31, 2025, was approximately 6.78%. We estimate that a 1.0% increase in the applicable average interest rate for the three months ended March 31, 2025, would have resulted in an estimated $4.8 million increase in ABL-related interest expense.
Counterparty Risk
Our credit exposure generally relates to receivables for services provided, delays on services paid and a counterparty’s failure to meet its obligations under a derivatives contract with the Company. If any significant customer or derivative counterparty of ours should have credit or financial problems resulting in a delay or failure to pay the amount due, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, if any significant vendor of ours should have financial problems or operational delays, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The Company uses credit and other financial criteria to evaluate the credit standing of, and to select, customers, vendors and counterparties to its derivative instruments. Although the Company does not obtain collateral or otherwise secure the fair value of its derivative instruments, associated credit risk is mitigated by the Company’s risk management policies and procedures.
Concentration Risk
For the three months ended March 31, 2025, and year ended three months ended March 31, 2024, our four largest customers accounted for approximately 31% and 38%, respectively, of our recurring revenues, with no single customer accounting for more than 14% for either ending period. If any significant customer of ours should discontinue their relationship with us, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2025, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
From time to time, we and our subsidiaries may be involved in various claims and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows. See the subsection titled “Sales Tax Contingency” in Note 13. Commitments and Contingencies to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this Report for more information on certain litigation.
Item 1A.    Risk Factors.
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table contains information about our purchases of our common stock during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program(2)(3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in thousands)
January 1-31, 2025	—	—	—	$35,000
February 1-28, 2025	—	—	—	$35,000
March 1-31, 2025	270,000	$36.87	270,000	$25,040
	270,000	$36.87	270,000	$25,040

(1)	Including fees, commissions, and expenses associated with the share repurchases.
(2)
On November 14, 2024, the Company announced that our Board approved a share repurchase program to buy up to an aggregate of $50.0 million of our outstanding common stock (the “Share Repurchase Program”). The Share Repurchase Program expires on December 31, 2025.

(3)
During March 2025, pursuant to the Share Repurchase Program, we repurchased 270,000 shares of our common stock through open-market purchases at an average price per share of $36.87 including commission.

Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not Applicable.
Item 5.    Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2025, none of our directors or “officers” (as such term is defined in Rule16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Item 6.    Exhibits.

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of Kodiak Gas Services, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2023).

3.2
Second Amended and Restated Bylaws of Kodiak Gas Services, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-41732) filed with the SEC on March 7, 2025).

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

4.3	Registration Rights Agreement, dated as of April 1, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2024).

10.1	Kodiak Gas Services, Inc. Employee Stock Purchase Plan (incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement filed with the SEC on March 17, 2025)

10.2*†	Form of Restricted Stock Unit Grant Notice for Executives.

10.3*†	Form of Restricted Stock Unit Grant Notice for Non-Employee Directors.

10.4*†	Form of Performance Stock Unit Grant Notice for Executives.

10.5*	Form of Confidentiality and Restrictive Covenant Agreement.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________
*Filed herewith.
**Furnished herewith.
†    Management compensatory plan or contract.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kodiak Gas Services, Inc.

Date: May 8, 2025	By:	/s/ John B. Griggs
John B. Griggs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2025	By:	/s/ Ewan W. Hamilton
Ewan W. Hamilton
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)