Form 10-Q
period 2025-06-30
Kodiak Gas Services, Inc.
filed 2025-08-07
CIK 1767042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of August 4, 2025, the registrant had 87,752,250 shares of common stock, par value $0.01 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding:
•Expected operating results, such as revenue growth and earnings, including upon the continued integration of CSI Compressco LP (“CSI Compressco”) into our operations, and our ability to service our indebtedness;
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
•Interest rate hedges; and
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
•A deterioration in general economic, business, geopolitical or industry conditions, including as a result of the conflict between Russia and Ukraine, the Israel-Hamas war, and the hostilities in the Middle East, inflation and slow economic growth in the United States;
•A downturn in the economic environment, as well as continued inflationary pressures;

•International operations and related mobilization and demobilization of compression units, operational interruptions, delays, upgrades, refurbishment and repair of compression assets and any related delays and cost overruns or reduced payment of contracted rates;
•Our ability to successfully manage our international operations and comply with any applicable laws and regulations, including risks associated with doing business in foreign countries, and our ability to comply with the U.S. Foreign Corrupt Practices Act (“FCPA”) or other anti-corruption laws;
•The outcome of any pending internal review or any future related government enforcement actions;
•Tax legislation and the impact of changes to applicable tax laws, including the passage of the One Big Beautiful Bill Act, and administrative initiatives or challenges to our tax positions;
•The loss of key management, operational personnel or qualified technical personnel;
•Our dependence on a limited number of suppliers;
•The cost of compliance with existing and new governmental regulations, as well as the associated uncertainty given the new U.S. federal government administration;
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$5,428	$4,750
Accounts receivable, net of allowance $12,994 and $12,629, respectively	224,656	253,637
Inventories, net	101,004	103,341
Fair value of derivative instruments	—	3,672
Contract assets	5,274	7,575
Prepaid expenses and other current assets	9,163	10,686
Total current assets	345,525	383,661
Property, plant and equipment, net	3,392,339	3,395,022
Operating lease right-of-use assets, net	47,866	53,754
Finance lease right-of-use assets, net	7,574	5,696
Goodwill	415,213	415,213
Identifiable intangible assets, net	158,999	162,747
Fair value of derivative instruments	6,978	17,544
Other assets	1,433	1,486
Total assets	$4,375,927	$4,435,123
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$50,385	$57,562
Accrued liabilities	178,541	188,732
Contract liabilities	84,392	73,075
Total current liabilities	313,318	319,369
Long-term debt, net of unamortized debt issuance cost	2,545,019	2,581,909
Operating lease liabilities	43,735	49,748
Finance lease liabilities	5,394	3,514
Deferred tax liabilities	118,087	103,826
Other liabilities	1,908	3,150
Total liabilities	3,027,461	3,061,516
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, (50.0 million authorized, $0.01 par value) 0.7 million and 0.8 million shares issued and outstanding as of June 30, 2025, and December 31, 2024, respectively	8	9
Common stock, (750.0 million shares of common stock authorized, $0.01 par value) 89.6 million and 89.2 million issued and 87.6 million and 87.8 million outstanding as of June 30, 2025, and December 31, 2024, respectively	895	892
Additional paid-in capital	1,317,475	1,305,375
Treasury stock, at cost; 2.0 million and 1.4 million shares held as of June 30, 2025, and December 31, 2024, respectively	(59,956)	(40,000)
Noncontrolling interest	12,347	13,694
Accumulated other comprehensive loss	(8,316)	—
Retained earnings	86,013	93,637
Total stockholders’ equity	1,348,466	1,373,607
Total liabilities and stockholders’ equity	$4,375,927	$4,435,123
See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Revenues:
Contract Services	$293,534	$276,250	$582,490	$469,649
Other Services	29,309	33,403	69,995	55,496
Total revenues	322,843	309,653	652,485	525,145
Operating expenses:
Cost of operations (exclusive of depreciation and amortization shown below):
Contract Services	93,137	99,333	186,372	165,215
Other Services	22,114	27,936	57,340	45,620
Depreciation and amortization	66,135	69,463	136,664	116,407
Selling, general and administrative	35,121	59,927	67,376	84,751
Loss (gain) on sale of assets	6,606	(1,173)	15,817	(1,173)
Total operating expenses	223,113	255,486	463,569	410,820
Income from operations	99,730	54,167	188,916	114,325
Other income (expenses):
Interest expense	(45,755)	(52,133)	(92,979)	(91,873)
Gain on derivatives	—	6,797	—	26,554
Other income (expense), net	(546)	218	(948)	150
Total other expenses, net	(46,301)	(45,118)	(93,927)	(65,169)
Income before income taxes	53,429	9,049	94,989	49,156
Income tax expense	13,445	2,336	23,969	12,211
Net income	39,984	6,713	71,020	36,945
Less: Net income attributable to noncontrolling interests	488	485	1,113	485
Net income attributable to common shareholders	$39,496	$6,228	$69,907	$36,460

Earnings per share attributable to common shareholders:
Basic	$0.44	$0.07	$0.78	$0.44
Diluted	$0.43	$0.06	$0.76	$0.41
Weighted average shares outstanding:
Basic	87,699	84,202	87,788	80,836
Diluted	90,040	90,669	90,234	87,238
See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Net income	$39,984	$6,713	$71,020	$36,945
Cash flow hedges, net of tax effects of $288 and $1,918, for the three and six months ended June 30, 2025, respectively and zero for the three and six months ended in June 30, 2024, respectively	(2,632)	—	(8,316)	—
Comprehensive income	37,352	6,713	62,704	36,945
Less: Comprehensive income attributable to noncontrolling interest	488	485	1,113	485
Comprehensive income attributable to common shareholders	$36,864	$6,228	$61,591	$36,460
See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Shares		Preferred Shares		Additional Paid- In Capital	Treasury Shares		Noncontrolling Interest	Accumulated other comprehensive loss	Retained Earnings	Total Stockholders’ Equity
(in thousands, except per share data)	Shares	Amount	Shares	Amount		Shares	Amount
Balance, January 1, 2024	77,400	$774	—	$—	$963,760	—	$—	$—	$—	$178,119	$1,142,653
Net income	—	—	—	—	—	—	—	—	—	30,232	30,232
Equity compensation	—	—	—	—	2,687	—	—	—	—	161	2,848
Offering costs	—	—	—	—	(421)	—	—	—	—	—	(421)
Dividends and dividends equivalents paid to stockholders ($0.38 per common share)	—	—	—	—	—	—	—	—	—	(30,052)	(30,052)
Restricted Stock Units vested under the Omnibus Plan, net of 15 shares withheld for taxes	35	—	—	—	(294)	—	—	—	—	—	(294)
Other	—	—	—	—	—	—	—	—	—	7	7
Balance, March 31, 2024	77,435	$774	—	$—	$965,732	—	$—	$—	$—	$178,467	$1,144,973
Net income	—	$—	—	$—	$—	—	$—	$485	$—	$6,228	$6,713
Issuance of common shares for business acquisition	6,786	68	—	—	188,099	—	—	—	—	—	188,167
Issuance of preferred shares and noncontrolling interest for business acquisition	—	—	5,562	56	(124)	—	—	154,186	—	—	154,118
Equity compensation	—	—	—	—	4,963	—	—	327	—	21	5,311
Offering costs	—	—	—	—	(741)	—	—	—	—	—	(741)
Dividends and dividends equivalents paid to stockholders ($0.38 per common share)	—	—	—	—	—	—	—	—	—	(32,796)	(32,796)
Restricted Stock Units vested under the Omnibus Plan, net of 14 shares withheld for taxes	92	—	—	—	(104)	—	—	—	—	—	(104)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,460)	—	—	(2,460)
Other	—	—	—	—	(90)	—	—	(9)	—	300	201
Balance, June 30, 2024	84,313	$842	5,562	$56	$1,157,735	—	$—	$152,529	$—	$152,220	$1,463,382

Balance, January 1, 2025	89,240	$892	832	$9	$1,305,375	1,435	$(40,000)	$13,694	$—	$93,637	$1,373,607
Net income	—	—	—	—	—	—	—	625	—	30,411	31,036
Other comprehensive loss (net of tax effects of $1,630)	—	—	—	—	—	—	—	—	(5,684)	—	(5,684)
Preferred shares and noncontrolling interest converted to common shares	90	1	(90)	(1)	2,032	—	—	(2,032)	—	—	—
Equity compensation	—	—	—	—	6,879	—	—	99	—	—	6,978
Dividends and dividends equivalents paid to stockholders ($0.41 per common share)	—	—	—	—	—	—	—	—	—	(36,956)	(36,956)
Restricted Stock Units vested, net of 89 shares withheld for taxes	202	2	—	—	(2,829)	—	—	—	—	—	(2,827)
Repurchase of common shares	—	—	—	—	—	270	(9,956)	—	—	—	(9,956)
Taxes withheld on issuance of stock-based awards and conversion of preferred shares	—	—	—	—	16	—	—	—	—	—	16
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(357)	—	—	(357)
Balance, March 31, 2025	89,532	$895	742	$8	$1,311,473	1,705	$(49,956)	$12,029	$(5,684)	$87,092	$1,355,857
Net income	—	—	—	—	—	—	—	488	—	39,496	39,984
Other comprehensive loss (net of tax effects of $288)	—	—	—	—	—	—	—	—	(2,632)	—	(2,632)
Preferred shares and noncontrolling interest converted to common shares	—	—	—	—	(111)	—	—	111	—	—	—
Equity compensation	—	—	—	—	6,163	—	—	56	—	72	6,291
Dividends and dividends equivalents paid to stockholders ($0.45 per common share)	—	—	—	—	—	—	—	—	—	(40,647)	(40,647)
Restricted Stock Units vested under the Omnibus Plan, net of 5 shares withheld for taxes	34	—	—	—	(458)	—	—	—	—	—	(458)
Repurchase of common shares	—	—	—	—	—	278	(10,000)	—	—	—	(10,000)
Taxes withheld on issuance of stock-based awards and conversion of preferred shares	—	—	—	—	408	—	—	—	—	—	408
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(337)	—	—	(337)
Balance, June 30, 2025	89,566	$895	742	$8	$1,317,475	1,983	$(59,956)	$12,347	$(8,316)	$86,013	$1,348,466
See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$71,020	$36,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136,664	116,407
Equity compensation expense	13,269	8,159
Amortization of debt issuance costs	6,267	4,946
Non-cash lease expense	6,265	1,648
Provision for credit losses	995	4,589
Inventory reserve	123	476
Loss (gain) on sale of assets	15,817	(1,173)
Change in fair value of derivatives	—	(14,293)
Amortization of interest rate swap	4,147	—
Deferred tax provision	17,134	7,104
Changes in operating assets and liabilities, exclusive of effects of business acquisition:
Accounts receivable	27,986	(45,933)
Inventories	2,214	(3,147)
Contract assets	2,301	12,000
Prepaid expenses and other current assets	1,380	4,671
Accounts payable	(13,162)	21,983
Accrued and other liabilities	(13,334)	11,871
Contract liabilities	11,317	6,308
Other assets	1,097	63
Net cash provided by operating activities	291,500	172,624
Cash flows from investing activities:
Net cash acquired in acquisition of CSI Compressco LP	—	9,458
Purchase of property, plant and equipment	(160,171)	(177,186)
Proceeds from sale of assets	17,606	411
Other	—	(35)
Net cash used for investing activities	(142,565)	(167,352)
Cash flows from financing activities:
Borrowings on debt instruments	686,921	1,945,775
Payments on debt instruments	(730,078)	(1,867,851)
Principal payments on other borrowings	(3,455)	(1,843)
Payment of debt issuance cost	—	(16,346)
Principal payments on finance leases	(1,540)	(408)
Offering costs	—	(1,162)
Dividends paid to stockholders	(76,593)	(62,393)
Repurchase of common shares	(19,956)	—
Cash paid for shares withheld to cover taxes	(3,286)	(294)
Net effect on deferred taxes and taxes payable related to the vesting of restricted stock	424	—
Distributions to noncontrolling interest	(694)	(2,460)
Net cash used for financing activities	(148,257)	(6,982)
Net increase (decrease) in cash and cash equivalents	678	(1,710)
Cash and cash equivalents - beginning of period	4,750	5,562
Cash and cash equivalents - end of period	$5,428	$3,852
Supplemental cash disclosures:
Cash paid for interest	$87,075	$40,861
Cash paid for taxes	$5,393	$9,225
Supplemental disclosure of non-cash investing activities:
(Increase) decrease in accrued capital expenditures	$(3,401)	$2,702
Supplemental disclosure of non-cash financing activities:
Fair value changes in interest rate swap	$10,234	$—
Issuance of common shares	$3	$188,099
Issuance of preferred shares and noncontrolling interest	$—	$154,186
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
3. Acquisitions and Divestitures
Merger with CSI Compressco
On April 1, 2024, the Company completed the acquisition of CSI Compressco (the “CSI Acquisition”). To complete the acquisition, we issued 6.8 million shares of common stock and 5.6 million of preferred shares for total consideration of $342.3 million.
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

It is impracticable to determine the revenue and earnings recorded in the condensed consolidated statements of operations for the three and six months ended June 30, 2024 as we had initiated the integration of a substantial portion of CSI Compressco into our ongoing operations following the close of the CSI Acquisition. Acquisition-related costs of approximately $0.6 million were incurred during the six months ended June 30, 2025 primarily related to external legal fees, transaction consulting fees, due diligence costs, and employee retention incentives that were completed in March 2025. These costs have been recognized in selling, general and administrative expenses in the condensed consolidated statements of operations. Acquisition-related costs of approximately $17.4 million and $25.3 million were incurred during the three and six months ending June 30, 2024, respectively.
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

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Revenue	$309,653	$622,255
Earnings	$6,228	$38,734
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
4. Revenue Recognition
The following table disaggregates the Company’s revenue by type and timing of provision of services or transfer of goods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Services provided over time:
Contract Services	$293,534	$276,250	$582,490	$467,969
Other Services	2,367	26,714	19,883	45,267
Total services provided over time	295,901	302,964	602,373	513,236
Services provided or goods transferred at a point in time:
Contract Services	—	—	—	1,680
Other Services	26,942	6,689	50,112	10,229
Total services provided or goods transferred at a point in time	26,942	6,689	50,112	11,909
Total revenue	$322,843	$309,653	$652,485	$525,145
Contract Assets and Liabilities
The Company recognizes a contract asset when the Company has the right to consideration in exchange for goods or services transferred to a customer. Contract assets are transferred to trade receivables when the Company has the right to bill. The Company had contract assets of $5.3 million and $7.6 million as of June 30, 2025, and December 31, 2024, respectively. As of January 1, 2025 and January 1, 2024, the beginning balances for contract assets were $7.6 million and $17.4 million, respectively.
The Company records contract liabilities when cash payments are received or due in advance of performance. The Company’s contract liabilities were $84.4 million and $73.1 million as of June 30, 2025, and December 31, 2024, respectively. As of January 1, 2025, and January 1, 2024, the beginning balances for contract liabilities were $73.1 million and $63.7 million, all of which was recognized as revenue in the six months ended June 30, 2025, and June 30, 2024, respectively.

Performance Obligations
As of June 30, 2025, we had $1.6 billion of remaining performance obligations related to our Contract Services segment.
The Company expects to recognize these remaining performance obligations as follows:

(in thousands)	Remainder of 2025	2026	2027	2028	2029 and thereafter	Total
Remaining performance obligations	$481,674	$685,407	$331,004	$81,757	$36,036	$1,615,878
As of June 30, 2025, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to the Company’s revenue for the Other Services segment is $15.1 million, of which $6.2 million is expected to be recognized by December 31, 2025 and the remaining portion in 2026.
5. Accounts Receivable, net
The allowances for credit losses were $13.0 million and $12.6 million as of June 30, 2025, and December 31, 2024, respectively, which represents the Company’s best estimate of the amount of probable credit losses included within the Company’s existing accounts receivable balance.
The changes in the Company’s allowance for credit losses were as follows:

(in thousands)	Allowances for Credit Losses
Balance at January 1, 2024	$8,050
Current-period provision for expected credit losses	4,664
Write-offs charged against allowance	(85)
Balance at December 31, 2024	$12,629
Current-period provision for expected credit losses	995
Write-offs charged against allowance	(630)
Balance at June 30, 2025	$12,994
6. Inventories, net
Inventories consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Non-serialized parts	$92,458	$93,060
Serialized parts	10,555	12,167
Inventory reserve	(2,009)	(1,886)
Inventories, net	$101,004	$103,341

7. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Compression equipment	$4,303,251	$4,175,804
Field equipment	93,806	92,077
Buildings and shipping containers	4,396	13,656
Technology hardware and software	9,848	14,960
Trailers and vehicles	15,037	13,506
Leasehold improvements	11,804	11,942
Furniture and fixtures	2,641	2,650
Land	1,000	1,000
Total property, plant and equipment, gross	4,441,783	4,325,595
Less: accumulated depreciation	(1,049,444)	(930,573)
Property, plant and equipment, net	$3,392,339	$3,395,022
Depreciation expense was $62.1 million and $128.5 million for the three and six months ended June 30, 2025, respectively, and is recorded within depreciation and amortization on the accompanying condensed consolidated statements of operations. Depreciation expense was $66.0 million and $110.6 million for the three and six months ended June 30, 2024, respectively.
8. Goodwill and Identifiable Intangible Assets, net
Goodwill
There were no changes in the carrying amount of goodwill for the six months ended June 30, 2025. All goodwill was allocated to the Company’s Contract Services reporting unit.
Intangible Assets
The Company’s identifiable intangible assets were as follows:

	June 30, 2025			December 31, 2024
(in thousands)	Original Cost	Accumulated Amortization	Net Amount	Original Cost	Accumulated Amortization	Net Amount
Trade name	$19,400	$(5,756)	$13,644	$19,400	$(4,791)	$14,609
Customer relationships	191,100	(53,591)	137,509	191,100	(47,809)	143,291
Internal use software	7,846	—	7,846	4,847	—	4,847
Total identifiable intangible assets	$218,346	$(59,347)	$158,999	$215,347	$(52,600)	$162,747
Amortization expense was $3.4 million and $6.7 million for the three and six months ended June 30, 2025, respectively, and is recorded within depreciation and amortization in the condensed consolidated statements of operations. Amortization expense was $3.1 million and $5.5 million for the three and six months ended June 30, 2024, respectively.
As of June 30, 2025 and December 31, 2024, the remaining weighted average amortization period for identifiable intangible assets recognized is 12.0 years and 12.4 years, respectively.

Estimated future amortization expense related to intangible assets as of June 30, 2025 is as follows:

(in thousands)	Amount
Years ending December 31,
Remainder of 2025	$6,814
2026	13,494
2027	13,494
2028	13,494
2029	12,534
Thereafter	91,323
9. Debt and Credit Facilities
Long-term debt consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
ABL Facility	$1,832,014	$1,875,097
2029 Senior Notes	750,000	750,000
Total debt outstanding	2,582,014	2,625,097
Less: unamortized debt issuance cost	(36,995)	(43,188)
Long-term debt, net of unamortized debt issuance cost	2,545,019	2,581,909
Other borrowings	2,284	5,739
Total long-term debt and other borrowings	$2,547,303	$2,587,648
ABL Facility
On March 22, 2023, Kodiak and Kodiak Services entered into the Fourth Amended and Restated Credit Agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended or restated from time to time, the “ABL Credit Agreement” or “ABL Facility”), which mainly served to extend the maturity date from June 2024 to March 2028. On January 22, 2024, Kodiak entered into the Third Amendment to the ABL Credit Agreement (the “Third Amendment”). The Third Amendment, among other things, amended certain provisions of the ABL Facility (i) to accommodate the consummation of the transactions contemplated by the Merger Agreement (see Note 3. Acquisitions and Divestitures) and (ii) to account for the Company’s organizational structure after giving effect to the transactions contemplated by the Merger Agreement. The total commitments under the ABL Facility are $2.2 billion. As of June 30, 2025, there were $1.6 million in letters of credit outstanding under the ABL Facility. Lender fees and costs totaling $2.9 million were incurred related to the Third Amendment and will be amortized over the life of the loan to interest expense.
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
The ABL Facility is a “revolving credit facility” that includes a lockbox arrangement whereby, under certain events, remittances from customers are forwarded to a bank account controlled by the administrative agent and are applied to reduce borrowings under the facility. One such event occurs if availability under the ABL Credit Agreement falls below a specified threshold (i.e., $125 million for five (5) consecutive days until such time availability is greater than $125 million for twenty (20) consecutive days). As of June 30, 2025, and December 31, 2024, availability under the ABL Facility was in excess of the specified threshold, and, as such, the entire balance was classified as long-term in accordance with its maturity.
Interest on the outstanding borrowings under ABL Facility is payable monthly. Depending on the loan type elected by the Company, interest accrues based on variable rates of the Secured Overnight Financing Rate (“SOFR”) plus an applicable rate ranging from 2% to 3% or prime rate plus an applicable rate ranging from 1% to 2% depending on the type of loan and the leverage ratio as of the most recently ended quarter. The weighted average interest rate on the ABL Facility as of June 30, 2025, and December 31, 2024, was 6.51% and 6.80%, respectively, excluding the effect of interest rate swap. The Company pays an annualized commitment fee of 0.25% on the unused portion of its ABL Facility if borrowings are greater than 50% of total commitments and 0.50% on the unused portion of the ABL Facility if borrowings are less than 50% of total commitments.
All obligations under the ABL Facility are collateralized by essentially all the assets of the Company. We were in compliance with all covenants as of June 30, 2025, and December 31, 2024.
2029 Senior Notes
On February 2, 2024, Kodiak Services issued $750.0 million aggregate principal amount of 7.25% senior notes due 2029 (the “2029 Senior Notes”), pursuant to an indenture, dated February 2, 2024, by and among the Company and certain other subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (the “Indenture”). The Company’s 2029 Senior Notes are not subject to any mandatory redemption or sinking fund requirements. The 2029 Senior Notes are subject to redemption at a make-whole redemption price, inclusive of accrued and unpaid interest. This make-whole redemption price is determined as the higher of 100% of the principal amount of the notes or the present value of remaining principal and interest payments discounted semi-annually to the redemption date using the applicable treasury rate plus 0.50%. Before February 15, 2026, the Company has the option to redeem up to 40% of the aggregate principal amount of the 2029 Senior Notes issued under the indenture, limited to the net cash proceeds of one or more equity offerings at a redemption price expressed as a percentage of the principal amount, plus accrued and unpaid interest. Following February 15, 2026, the Company retains the right to redeem all or a portion of the 2029 Senior Notes, with redemption prices expressed as percentages of the principal amount, along with accrued and unpaid interest.
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

As of June 30, 2025, the scheduled maturities, without consideration of potential mandatory prepayments, of the Company’s long-term debt were as follows:

(in thousands)	Amount
Years ended December 31,
Remainder of 2025	$2,284
2026	—
2027	—
2028	1,832,014
2029	750,000
Thereafter	—
Total	$2,584,298
Debt Issuance Costs
The total remaining unamortized debt issuance costs of $37.0 million as of June 30, 2025 are being amortized over the respective terms of the ABL Facility and 2029 Senior Notes. Amortization expense related to these costs of $3.1 million and $6.3 million for the three and six months ended June 30, 2025, respectively, are included in interest expense in the accompanying condensed consolidated statements of operations. Amortization expense related to these costs of $2.3 million and $4.9 million for the three and six months ended June 30, 2024, respectively, are included in interest expense in the accompanying condensed consolidated statements of operations.
Other Borrowings
As a result of the CSI Acquisition, the Company has finance agreements with a third party in the amount of $11.4 million to finance certain compression equipment. The obligations under the finance agreements are payable in monthly installments totaling $0.7 million for 36 months from inception. As of June 30, 2025, remaining amounts due under the finance agreements totaled $2.3 million. This amount is classified in accrued liabilities on the accompanying condensed consolidated balance sheet.
10. Derivative Instruments
The Company has entered into an interest rate swap, exchanging variable interest rates for fixed interest rates. In prior periods, the Company entered into interest rate collars that fixed interest rates within a range through the simultaneous purchase of an interest rate cap and sale of an interest rate floor. Effective January 1, 2025, the Company designated the interest rate swap as a cash flow hedge derivative instrument, evaluated hedge effectiveness and determined it to be highly effective. Changes in the fair value attributable to changes in interest rates for derivative contracts that have been designated as cash flow hedges are recognized in accumulated other comprehensive income (loss) (“AOCI”) and reclassified into earnings in the same period the hedged transaction impacts earnings and are presented within the same line item of the condensed consolidated statement of operations as the hedged item. The Company accounts for the interest rate swap agreement as a cash flow hedge, thus the effective portion of gains and losses resulting from changes in fair value are recognized in AOCI and are amortized to interest expense over the term of the respective debt. Cash flows from derivatives are classified in the statement of cash flows in the same category as the cash flows from the items subject to designated hedge or undesignated (economic) hedge relationships.
The table below summarizes the amortization schedule related to the interest rate swap, which matures on December 14, 2027:

Notional Amount	Period End
$1,175,000,000	9/14/2025
$1,050,000,000	12/14/2025
$925,000,000	6/14/2026
$725,000,000	12/14/2026
$600,000,000	3/14/2027
$500,000,000	6/14/2027
$125,000,000	12/14/2027
The following table summarize the effects of the Company’s derivative instruments in the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2025	2024	2025	2024
Gain (loss) on cash flow hedges:
Interest expense	$2,286	$—	$4,037	$—
Gain (loss) on derivatives not designated as hedging instruments:
Gain on derivatives	$—	$6,797	$—	$26,554
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
The carrying amount and the estimated fair value for the assets and liabilities measured on a recurring basis are as follows:

	Carrying Value	June 30, 2025
(in thousands)		Level 1	Level 2	Level 3	Total
Interest rate swap- non-current	$6,978	$—	$6,978	$—	$6,978
Contingent consideration	3,566	—	—	3,566	3,566
2029 Senior Notes	750,000	—	775,005	—	775,005
ABL Facility	1,832,014	—	—	1,832,014	1,832,014

	Carrying Value	December 31, 2024
(in thousands)		Level 1	Level 2	Level 3	Total
Interest rate swap- current	$3,672	$—	$3,672	$—	$3,672
Interest rate swap- non-current	17,544	—	17,544	—	17,544
Contingent consideration	3,651	—	—	3,651	3,651
2029 Senior Notes	750,000	—	765,483	—	765,483
ABL Facility	1,875,097	—	—	1,875,097	1,875,097
12. Stockholders’ Equity
Share Repurchases
In November 2024, Kodiak’s board of directors (“Board”) approved a share repurchase program to buy an aggregate amount of up to $50.0 million of our outstanding common stock (the “Share Repurchase Program”). The Share Repurchase Program was previously to expire on December 31, 2025. In August 2025, the Board approved a $100.0 million increase to the Share Repurchase Program and extended the expiration date to December 31, 2026.
Pursuant to the Share Repurchase Program, in May 2025, the Company repurchased 277,662 shares of common stock from Frontier TopCo Partnership, L.P, an affiliate of EQT AB and holder of Kodiak’s common stock in a private transaction at a price of $36.02 per share for an aggregate purchase price of approximately $10.0 million. As of June 30, 2025, $15.0 million remained available for repurchase under the Share Repurchase Program. Including the increased repurchase authorization, Kodiak has $115.0 million available for repurchases under the Share Repurchase Program.
The above shares of common stock are currently held in treasury stock. Treasury stock purchases are accounted for under the cost method whereby the cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares are credited or charged to additional paid-in capital using the average-cost method.
Preferred Stock
Holders of the Company’s preferred stock are entitled to one vote for each share, voting proportionally with holders of common stock. The preferred stock lacks economic benefits beyond its par value of $0.01 per share (with a maximum value of $50,000), as it does not participate in earnings or cash dividends of Kodiak. Rather, it solely represents a voting share. Each preferred stock holds an equal number of OpCo Units, representing economic interests in Kodiak’s subsidiary, Kodiak Services. Each OpCo Unit is redeemable at the option of the holder for (i) one share of common stock (along with cancellation of a corresponding share of preferred stock) or (ii) cash at Kodiak Services’ election, following a 180 days post-closing lock-up and subject to certain conditions. On or after April 1, 2029, Kodiak shall have the right to effect redemption of such OpCo Units (along with corresponding share of preferred stock). The OpCo Units represent and will be accounted for as noncontrolling interests in Kodiak Services. For the six months ended June 30, 2025, and year-ended December 31, 2024, a total of 0.1 million and 4.7 million, respectively, of preferred stock and OpCo Units were converted into an equivalent number of common stock shares.
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
The following table summarizes award activity under the Omnibus Plan for the six months ended June 30, 2025:

	RSUs		PSUs
	Number of RSUs	Weighted- Average Price	Number of PSUs	Weighted- Average Price
Outstanding at December 31, 2024	1,189,109	$19.81	756,025	$22.16
Granted	572,064	34.45	234,165	34.08
Vested or exercised	(243,386)	25.67	—	—
Forfeited or cancelled	(120,996)	23.31	(587)	33.95
Outstanding at June 30, 2025	1,396,791	$24.49	989,603	$24.97
Restricted stock awards expected to vest	1,396,791	$24.49	989,603	$24.97
As of June 30, 2025, the total future compensation cost related to non-vested equity awards was approximately $31.7 million, assuming the performance-based restricted stock units vest at 100%, pursuant to the terms of the applicable award. During the three and six months ended June 30, 2025, approximately $6.3 million and $13.3 million, respectively, in equity compensation expense was recognized in selling, general and administrative expenses. During the three and six months ended June 30, 2024, approximately $5.3 million and $8.0 million, respectively, in equity compensation expense was recognized in selling, general and administrative expenses.
Dividends
The following table summarizes the Company’s dividends declared and paid in each of the quarterly periods of 2025 and 2024:

	Dividends per Common Share	Dividends Paid
		(in thousands)
2025
Q1	$0.41	$36,956
Q2	0.45	40,647

2024
Q1	$0.38	$29,815
Q2	0.38	32,578
Q3	0.41	35,113
Q4	0.41	36,380

Subsequent to quarter end, on July 24, 2025, the Company’s Board declared a cash dividend of $0.45 per share for the quarter ended June 30, 2025, which is payable on August 14, 2025, to shareholders of record as of the close of business on August 4, 2025 (the “Common Stock Dividend”). In conjunction with the Common Stock Dividend, Kodiak Services declared a distribution on its units of $0.45 per unit payable on August 14, 2025 to all unitholders of record of Kodiak Services as of the close of business on August 4, 2025.
13. Commitments and Contingencies
Accrued Capital Expenditures
As of June 30, 2025, and December 31, 2024, the Company has accrued capital expenditures of $12.5 million and $12.5 million, respectively. These amounts were included in accounts payable or accrued liabilities on the condensed consolidated balance sheets. Amounts exclude accrued capital expenditures related to the sales tax contingency accrual.
Purchase Commitments
Purchase commitments primarily consist of future commitments to purchase new compression units that have been ordered but not yet received. As of June 30, 2025, these commitments amounted to $131.1 million, all of which is expected to be settled within the next twelve months.
Contingent Consideration
The Company agreed to pay, as contingent consideration, up to $3.6 million of certain past due accounts receivable acquired in connection with a prior acquisition in 2019, if collected, to the seller in that transaction. The Company records contingent consideration at the acquisition and end of reporting periods at fair value in accrued liabilities. As of June 30, 2025, and December 31, 2024, none of the outstanding receivables had been collected.
Sales Tax Contingency
Between October 2019 and April 2023, the Company received notices from the Texas Comptroller’s office in regards to audits for periods ranging from December 2015 through November 2023. The audits pertain to whether the Company may owe sales and use tax on certain of its compression equipment and parts that it purchased and used during that time period. As of December 31, 2024, the Company accrued a total amount of $70.9 million. During the six months ended June 30, 2025, based on current information, the Company accrued an additional $2.0 million. As of June 30, 2025, the Company had a total of $72.9 million included as accrued liabilities for all states on the condensed consolidated balance sheets for all compression equipment and parts purchased and used as of the balance sheet date.
Legal Matters
From time to time, the Company may become involved in various legal matters. Management believes that as of June 30, 2025, there are no legal matters whose resolution could have a material adverse effect on the unaudited condensed consolidated financial statements.
In the first quarter of 2025, the Company received a report regarding certain payments to local government officials in Mexico that commenced prior to the Company’s acquisition of its Mexican business in connection with the CSI Acquisition that may present potential compliance issues under U.S. law. In response, the Company retained outside counsel to conduct an internal investigation of the reported payments, including whether any payments made may be indirectly benefiting individuals associated with certain criminal cartel organizations, some of which may be designated as foreign terrorist organizations per Executive Order 14157 of January 20, 2025. The investigation remains ongoing. At this time, the Company cannot confirm the total amount of the payments at issue but currently believes that the aggregate amount of these payments is not material.
The Company has voluntarily self-reported this matter to governmental authorities in the United States, including the Department of Justice, the SEC, and the Office of Foreign Assets Control, and intends to cooperate fully with any inquiries that may arise. This matter could result in U.S. governmental authorities seeking criminal and/or civil sanctions, including monetary fines and penalties, against the Company, as well as requiring additional changes to the Company’s business practices and compliance programs. To the extent any of the payments at issue are determined to be illegal in a foreign jurisdiction, it is possible that there could be civil or criminal penalties assessed in that jurisdiction.
Although the Company does not expect the findings from the investigation or actions taken by governmental authorities to have a significant adverse impact on its business, results of operations, financial condition and cash flows, there can be no assurance as to the ultimate outcome of these matters at this time.

14. Accrued Liabilities
Accrued liabilities consist of the following:

(in thousands)	June 30, 2025	December 31, 2024
Sales tax liability	$72,894	$70,927
Accrued interest	47,227	48,561
Accrued compensation	18,184	22,403
Lease liabilities - current portion	13,060	11,858
Station project accrual	1,792	9,385
Equipment financing - current portion	2,284	5,344
Accrued accounts payable	—	1,104
Other	23,100	19,150
Total accrued liabilities	$178,541	$188,732
15. Income Taxes
For the three and six months ended June 30, 2025, the Company recorded income tax expense of $13.4 million and $24.0 million, respectively. For the three and six months ended June 30, 2024, the Company recorded income tax expense of $2.3 million and $12.2 million, respectively. The effective tax rate was approximately 25.2% and 25.2% for the three and six months ended June 30, 2025 compared to 25.8% and 24.8% for the three and six months ended June 30, 2024, respectively. The difference between the Company’s effective tax rates for the three and six months ended June 30, 2025, and 2024 and the U.S. statutory tax rate of 21% was primarily due to state income taxes.
The Company did not have any uncertain tax benefits as of June 30, 2025, and December 31, 2024. For the three and six months ended June 30, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions, and no amounts were recognized in the condensed consolidated statements of operations.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), was enacted into law in the United States. The OBBBA introduces significant changes to U.S. tax law, including full expensing of qualified capital expenditures, full expensing of domestic research and development expenditures, changes to the business interest limitation, and modifications to the international tax framework. The Company is evaluating the impact of the OBBBA; however, we do anticipate a material reduction in current income tax expense for the year, primarily driven by the permanent reinstatement of full expensing of qualified capital expenditures and changes to the business interest limitation, with no material impact to the effective tax rate.
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
The Company evaluates performance and allocates resources based on the adjusted gross margin of each segment, which consists of revenues directly attributable to the specific segment (less all costs of service directly attributable to the specific segment, which includes cost of operations and depreciation and amortization and excludes any impairment or gain (loss) on the depreciable assets). Depreciation and amortization for the Contract Services segment was $66.1 million and

$136.7 million for the three and six months ended June 30, 2025, respectively, and $69.5 million and $116.4 million for the three and six months ended June 30, 2024, respectively.
The following table represents financial metrics by segment:

(in thousands)	Contract Services	Other Services	Total
Three Months Ended June 30, 2025
Revenue	$293,534	$29,309	$322,843
Cost of operations (exclusive of depreciation and amortization)	93,137	22,114	115,251
Adjusted gross margin	200,397	7,195	207,592
Total assets	4,330,917	45,010	4,375,927
Capital expenditures	82,618	—	82,618
Three Months Ended June 30, 2024
Revenue	$276,250	$33,403	$309,653
Cost of operations (exclusive of depreciation and amortization)	99,333	27,936	127,269
Adjusted gross margin	176,917	5,467	182,384
Total assets	4,405,861	33,419	4,439,280
Capital expenditures	117,033	—	117,033

(in thousands)	Contract Services	Other Services	Total
Six Months Ended June 30, 2025
Revenue	$582,490	$69,995	$652,485
Cost of operations (exclusive of depreciation and amortization)	186,372	57,340	243,712
Adjusted gross margin	396,118	12,655	408,773
Total assets	4,330,917	45,010	4,375,927
Capital expenditures	160,171	—	160,171
Six Months Ended June 30, 2024
Revenue	$469,649	$55,496	$525,145
Cost of operations (exclusive of depreciation and amortization)	165,215	45,620	210,835
Adjusted gross margin	304,434	9,876	314,310
Total assets	4,405,861	33,419	4,439,280
Capital expenditures	177,186	—	177,186
The following table reconciles adjusted gross margin to income before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Adjusted gross margin:
Contract Services	$200,397	$176,917	$396,118	$304,434
Other Services	7,195	5,467	12,655	9,876
Depreciation and amortization(1)	(66,135)	(69,463)	(136,664)	(116,407)
Selling, general and administrative expenses	(35,121)	(59,927)	(67,376)	(84,751)
(Loss) gain on sale of assets	(6,606)	1,173	(15,817)	1,173
Interest expense	(45,755)	(52,133)	(92,979)	(91,873)
Gain on derivatives	—	6,797	—	26,554
Other income (expense), net	(546)	218	(948)	150
Income before income taxes	$53,429	$9,049	$94,989	$49,156

(1)	All depreciation and amortization is related to the Contract Services segment.

17. Earnings Per Common Share
Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is computed by using the weighted average shares of common stock outstanding, including the dilutive effect of restricted stock units and performance stock units based on an average share price during the period. For the purpose of calculating basic and diluted earnings per share, net income (loss) attributed to noncontrolling interest and the corresponding preferred shares outstanding are excluded from the calculations. For the three and six months ended June 30, 2025, 2 thousand and 1 thousand unvested RSUs and PSUs, respectively, were excluded from the calculation of potential dilutive common shares because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2024, 13,000 and 23,000 unvested RSUs and PSUs, respectively, were also excluded because their inclusion would have been anti-dilutive.
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net income attributable to common shareholders	$39,496	$6,228	$69,907	$36,460
Less: Dividends paid and earnings allocated to non-forfeitable RSUs	(600)	(531)	(1,016)	(899)
Net income used in basic and diluted earnings per share	$38,896	$5,697	$68,891	$35,561

Basic weighted average shares of common stock	87,699	84,202	87,788	80,836
Effect of dilutive securities:
RSUs and PSUs	1,598	905	1,703	840
Preferred shares	743	5,562	743	5,562
Diluted weighted average shares of common stock	90,040	90,669	90,234	87,238

Earnings per share attributable to common shareholders:
Basic	$0.44	$0.07	$0.78	$0.44
Diluted	$0.43	$0.06	$0.76	$0.41
18. Related Party Transactions
The Company has executed a master services agreement with IFS North America, Inc., a related party controlled by EQT AB, for a system license subscription and cloud hosting service to support the implementation of the Company’s enterprise resource planning system. As of June 30, 2025, total purchases under this agreement since inception were approximately $11.1 million, inclusive of contract termination costs. Total cost incurred during the six months ended June 30, 2025 were approximately $1.7 million. No costs were incurred during the six months ended June 30, 2024. A portion of these costs were capitalized as internal-use software within intangible assets in the condensed consolidated balance sheets, see Note 8. Goodwill and Identifiable Intangible Assets, net. The remaining costs incurred were recognized in selling, general and administrative expenses in the condensed consolidated statements of operations.

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
Recent Developments
One Big Beautiful Bill Act of 2025 (“OBBBA”)
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), was enacted into law in the United States. The OBBBA introduces significant changes to U.S. tax law, including full expensing of qualified capital expenditures, full expensing of domestic research and development expenditures, changes to the business interest limitation, and modifications to the international tax framework. The Company is still evaluating the impact of the OBBBA; however, we do anticipate a material reduction in current income tax expense for the year, primarily driven by the permanent reinstatement of full expensing of qualified capital expenditures and changes to the business interest limitation, with no material impact to the effective tax rate.
U.S. Trade Policy and Recent Executive Orders
Proposed changes and the announcement related to the U.S. global trade policy, along with potential international retaliatory measures, have resulted in volatility in global markets and uncertainty around short- and long-term economic impacts in the United States, including concerns over potential tariff impacts for the cost of goods, inflation, recession and slowing economic growth. Although these developments did not materially impact our first or second quarter results, we are continuing to actively monitor and evaluate the potential impacts of these measures, including the imposition of tariffs, on our business and operations, as well as opportunities to mitigate their related impacts. We remain cautious, as there are risks that increased tariffs could, among other things, create new trade barriers that disrupt supply chains, raise costs, and weaken consumer confidence; however, it is not currently possible to predict the impact, if any, of any changes or proposed changes to the U.S. global trade policy, or any international retaliatory measures, on our financial condition, results of operations and cash flows.
We are also monitoring and evaluating the potential impact of various executive orders issued by the U.S. government, including the executive orders entitled “Reducing Anti-Competitive Regulatory Barriers” and “Zero-Based Regulatory

Budgeting to Unleash American Energy,” on our business, including potential impacts to our financial condition, results of operations and cash flows.
Operational Highlights
The following table summarizes certain horsepower, unit count and horsepower utilization percentages for our fleet for the periods presented.

	As of June 30,		Percentage Change
	2025	2024
Operating Data (at period end):
Fleet horsepower(1)	4,419,884	4,481,900	(1.4%)
Revenue-generating horsepower(2)	4,296,978	4,224,839	1.7%
Fleet compression units	4,881	7,317	(33.3%)
Revenue-generating compression units	4,514	5,753	(21.5%)
Revenue-generating horsepower per revenue-generating compression unit(3)	952	734	29.7%
Fleet utilization(4)	97.2%	94.3%	3.1%

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
Horsepower
The 1.4% decrease in fleet horsepower and 1.7% increase in revenue-generating horsepower were mainly driven by the sale and scrapping of certain non-core assets, which reduced overall fleet horsepower, as well as the deployment of new large horsepower compression units. The 29.7% increase in revenue-generating horsepower per revenue-generating compression unit was a result of deploying these existing, large horsepower units.

Financial Results of Operations
Three Months Ended June 30, 2025, compared to the Three Months Ended June 30, 2024
The following table presents selected financial and operating information for the periods presented:

	Three Months Ended
	June 30,		% Change
(in thousands)	2025	2024
Revenues:
Contract Services	$293,534	$276,250	6.3%
Other Services	29,309	33,403	(12.3)%
Total revenues	322,843	309,653	4.3%
Operating expenses:
Cost of operations (exclusive of depreciation and amortization shown below):
Contract Services	93,137	99,333	(6.2)%
Other Services	22,114	27,936	(20.8)%
Depreciation and amortization	66,135	69,463	(4.8)%
Selling, general and administrative	35,121	59,927	(41.4)%
Loss (gain) on sale of assets	6,606	(1,173)	n/m
Total operating expenses	223,113	255,486	(12.7)%
Income from operations	99,730	54,167	84.1%
Other income (expenses):
Interest expense	(45,755)	(52,133)	(12.2)%
Gain on derivatives	—	6,797	(100.0)%
Other income (expense), net	(546)	218	n/m
Total other expenses, net	(46,301)	(45,118)	2.6%
Income before income taxes	53,429	9,049	n/m
Income tax expense	13,445	2,336	n/m
Net income	39,984	6,713	n/m
Less: Net income attributable to noncontrolling interests	488	485	0.6%
Net income attributable to common shareholders	$39,496	$6,228	n/m
Revenues and Sources of Income
Contract Services
Contract Services revenue increased $17.3 million, or 6.3%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This was primarily due to a $16.3 million increase in Contract Services resulting from increases in price and revenue-generating horsepower as well as an increase of $1.0 million related to gas treating and cooling services.
Other Services
Other Services revenue decreased $4.1 million, or 12.3%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This decrease was primarily due to decreased revenues from station construction services, decreased parts sales, and decreased maintenance and overhaul services. These decreases were offset by increased field services.

Operating Costs and Other Expenses
Contract Services
Contract Services expenses decreased $6.2 million, or 6.2%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This was primarily due to a $3.5 million decrease related to sales and use tax expense amounts related to parts purchases as part of ongoing sales and use tax audits with the State of Texas, a $3.4 million decrease in indirect expenses, a $1.3 million decrease in parts used in support of our operations, and a $0.6 million decrease in lubricant oil and coolant. These increases were partially offset by a $2.8 million increase in direct labor expenses.
Other Services
Other Services expenses decreased $5.8 million, or 20.8%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This decrease was primarily due to costs associated with decreased station construction service expenses, decreased parts sales, decreased maintenance and overhaul services, and decreased freight and crane charges related to mobilization of units. These decreases were offset by increased field services.
Depreciation and Amortization
Depreciation and amortization decreased $3.3 million, or 4.8%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This decrease was primarily due to full depreciation of certain assets in prior periods, as well as the impact of asset sales and disposals during the current period.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $24.8 million, or 41.4%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This decrease was due to a $10.8 million decrease in professional fees, primarily related to transaction costs associated with the CSI Acquisition in the prior year period, an $8.8 million decrease in labor and benefits, a $3.5 million decrease in the provision for credit losses, and a $3.1 million decrease in software expense, mainly related to the termination of an agreement as part of the CSI Acquisition. These decreases were partially offset by a $1.0 million increase in equity compensation expense related to equity compensation plans, and a $0.5 million increase in other selling, general, and administrative expenses.
Loss on Sale of Assets
Loss on sale of assets increased during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 due to the write-off of certain scrapped assets, partially offset by a gain on sale of assets.
Interest Expense, Net
Interest expense, net decreased $6.4 million, or 12.2%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This decrease was primarily due to decreased interest expense associated with a decrease in borrowings outstanding under the ABL Facility and derivative interest associated with our interest rate swaps.
Gain on Derivatives
Gain on derivatives decreased $6.8 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This decrease was attributed to the designation of the interest rate swap as a cash flow hedge as of January 1, 2025. As a result, all changes in the fair value of the interest rate swap are now recognized in accumulated other comprehensive income (loss) and reclassified into earnings in the same period the hedged transaction affects earnings within interest expense. The net gain on derivatives recognized during the three months ended June 30, 2024 related to $6.8 million in cash received on derivatives due to an increase in the long-term SOFR yield curve.
Income Tax Expense
Income tax expense increased by $11.1 million, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This increase was primarily due to an increase in pre-tax income of $44.4 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

Financial Results of Operations
Six Months Ended June 30, 2025, Compared to the Six Months Ended June 30, 2024
The following table presents selected financial and operating information for the periods presented:

	Six Months Ended
	June 30,		% Change
(in thousands)	2025	2024
Revenues:
Contract Services	$582,490	$469,649	24.0%
Other Services	69,995	55,496	26.1%
Total revenues	652,485	525,145	24.2%
Operating expenses:
Cost of operations (exclusive of depreciation and amortization shown below):
Contract Services	186,372	165,215	12.8%
Other Services	57,340	45,620	25.7%
Depreciation and amortization	136,664	116,407	17.4%
Selling, general and administrative	67,376	84,751	(20.5)%
Loss (gain) on sale of assets	15,817	(1,173)	n/m
Total operating expenses	463,569	410,820	12.8%
Income from operations	188,916	114,325	65.2%
Other income (expenses):
Interest expense	(92,979)	(91,873)	1.2%
Gain on derivatives	—	26,554	(100.0)%
Other income (expense), net	(948)	150	n/m
Total other expenses, net	(93,927)	(65,169)	44.1%
Income before income taxes	94,989	49,156	93.2%
Income tax expense	23,969	12,211	96.3%
Net income	71,020	36,945	92.2%
Net income attributable to noncontrolling interests	1,113	485	n/m
Net income attributable to common shareholders	$69,907	$36,460	91.7%
Revenues and Sources of Income
Contract Services
Contract Services revenue increased $112.8 million (24.0%) for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. This was primarily related to a $109.5 million increase in contract compression services as a result of price increases and an increase in average revenue-generating horsepower, including revenue-generating horsepower acquired in the CSI Acquisition. Furthermore, there was also an increase of $3.4 million related to gas treating and cooling services.
Other Services
Other Services revenue increased $14.5 million (26.1%) for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was primarily due to increased other field services, parts sales, and freight and crane charges related to the mobilization of units. This was partially offset by decreased revenues from station construction services and maintenance and overhaul services.

Operating Costs and Other Expenses
Contract Services
Contract Services expenses increased $21.2 million (12.8%) for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This was primarily due to a $23.6 million increase in direct labor expenses, a $3.7 million increase in parts used in support of our operations, a $2.5 million increase in lubricant oil and coolant expenses, and a $0.3 million increase in gas treating expenses. These increases were offset by a $5.5 million decrease in indirect expenses, and a $3.4 million decrease related to sales and use tax accrual amounts related to parts purchases as part of ongoing sales and use tax audits with the State of Texas.
Other Services
Other Services expense increased $11.7 million (25.7%) for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was primarily due to increased other field service expenses, increased parts sales, increased freight and crane charges related to mobilization of units. This was partially offset by decreased expenses from station construction services.
Depreciation and Amortization
Depreciation and amortization increased $20.3 million (17.4%) for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was primarily due to increased depreciation and amortization related to the CSI Acquisition. The remaining increase is related to increased depreciation on compression equipment purchases.
Selling, General and Administrative Expense
Selling, general and administrative expenses decreased $17.4 million (20.5%) for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This decrease was due to a $15.3 million decrease in professional fees, primarily related to transaction costs associated with the CSI Acquisition in the prior year, a $3.6 million decrease in the provision for credit losses, a $2.9 million decrease in labor and benefits, and a $2.2 million decrease in software expense, mainly related to the termination of an agreement as part of the CSI Acquisition. These increases were partially offset by a $5.1 million increase in equity compensation expense related to equity compensation plans, and a $1.5 million increase in other selling, general, and administrative expenses.
Loss on Sale of Assets
Loss on sale of assets increased for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to the write-off of certain scrapped assets, partially offset by a gain on sale of assets.
Interest Expense, Net
Interest expense, net increased $1.1 million (1.2%) for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was primarily due to higher interest rates on the ABL Facility in the current year to date period as compared to the comparable year to date period. This increase in interest expense was partially offset by settlements received from interest rate swaps, which are recognized in the same financial statement line item as the underlying hedged debt, thereby reducing the net impact on reported interest expense.
Gain on Derivatives
Gain on derivatives decreased $26.6 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This decrease was attributed to the designation of the interest rate swap as a cash flow hedge as of January 1, 2025. As a result, all changes in the fair value of the interest rate swap are now recognized in accumulated other comprehensive income (loss) and reclassified into earnings in the same period the hedged transaction affects earnings within interest expense. The net gain on derivatives recognized during the six months ended June 30, 2024 related to a $14.3 million increase in the fair value of derivatives and an increase in cash received on derivatives of $12.3 million due to the increase in the long-term SOFR yield curve.
Income Tax Expense
Income tax expense increased by $11.8 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This was primarily due to an increase in pre-tax income of $45.8 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

Liquidity and Capital Resources
Overview
Our ability to fund operations, finance capital expenditures, service our debt and pay dividends depends on our operating cash flows and access to the capital and credit markets. Our primary sources of liquidity are cash flows generated from our operations and our borrowing availability under the ABL Facility. Our cash flow is affected by numerous factors, including prices and demand for our compression infrastructure assets and services, conditions in the financial markets and various other factors. We believe cash generated by operating activities will be sufficient to service our debt, fund working capital, fund our estimated capital expenditures in the short-term and long-term and, as our Board may determine from time to time in its discretion, pay dividends as discussed below. As of June 30, 2025, we had approximately $371.8 million of liquidity consisting of $5.4 million in cash and cash equivalents and $366.4 million available under the ABL Facility.
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
For the six months ended June 30, 2025, growth capital expenditures were $93.9 million, other capital expenditures were $38.7 million, and maintenance capital expenditures were $34.0 million as compared to growth capital expenditures of $129.5 million, other capital expenditures of $20.3 million, and maintenance capital expenditures of $29.8 million for the six months ended June 30, 2024. The decrease in growth capital expenditures was primarily related to the timing of compression unit purchases necessary to support operating capacity demand. The increase in other capital expenditures was primarily related to safety upgrades related to compression equipment purchased in the CSI Acquisition and the ongoing implementation of a new business system. The increase in maintenance capital expenditures was primarily due to maintenance capital expenditures on the assets acquired in the CSI Acquisition and an increase in unit overhauls scheduled based on the age and operating hours of such units.

Dividends
Our Board may elect to declare cash dividends on our common stock, subject to our compliance with applicable law, and depending on, among other things, future business conditions, economic conditions, our financial condition, results of operations, projections, liquidity, earnings, legal requirements and restrictions in the agreements governing our indebtedness as discussed in this Report.
Subsequent to the quarter end, on July 24, 2025, the Company’s Board declared a cash dividend of $0.45 per share for the quarter ended June 30, 2025, which is payable on August 14, 2025, to shareholders of record as of the close of business on August 4, 2025. In conjunction with the Common Stock Dividend, Kodiak Services declared a distribution on its units of $0.45 per unit payable on August 14, 2025 to all unitholders of record of Kodiak Services as of the close of business on August 4, 2025. The declaration and payment of future dividends will be at the discretion of the Board and will depend on the factors discussed above.
Over the long-term, we expect to fund any dividends and our budgeted growth capital expenditures using our Discretionary Cash Flow. In the event our Discretionary Cash Flow is insufficient to fund any such dividends and our budgeted growth capital expenditures for such period, we may fund our dividend or budgeted growth expenditures (i) with additional borrowings under our ABL Facility (subject to the requirement that our availability, in the case of dividends, under the ABL Facility calculated on a pro forma basis after giving effect to the payment of a dividend, is not less than $125,000,000) or (ii) by reducing our growth capital expenditures. Any additional borrowings under our ABL Facility may result in an increase in our interest expense and any such reduction in our growth capital expenditures may result in lower growth in our revenue-generating horsepower in future periods. As of June 30, 2025, we had $366.4 million available under our ABL Facility.
Contractual Obligations
Our material contractual obligations as of June 30, 2025, consisted of the following:
•Long-term debt of $2.6 billion, of which $1.8 billion matures in 2028 and $750.0 million matures in 2029.
•Purchase commitments of $131.1 million, of which all is expected to be settled within the next twelve months; primarily consisting of future commitments to purchase new compression units that have been ordered but not yet received. See Note 13. Commitments and Contingencies to the condensed consolidated financial statements included in this Report.
Other Commitments
As of June 30, 2025, other commitments include future operating and finance lease payments totaling $80.5 million.
Sources of Cash
Cash Flows
The following table summarizes our cash flows:

	Six months ended June 30,
(in thousands)	2025	2024	$ Variance
Net cash provided by operating activities	$291,500	$172,624	$118,876
Net cash used for investing activities	(142,565)	(167,352)	24,787
Net cash used for financing activities	(148,257)	(6,982)	(141,275)
Net increase (decrease) in cash and cash equivalents	$678	$(1,710)	$2,388
Operating Activities
The $118.9 million increase in net cash provided by operating activities for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily due to a $74.6 million increase in income from operations and a $40.2 million increase in non-cash operating expenses, namely depreciation and amortization, taxes and equity compensation. Additionally, cash provided by operating activities was impacted by a $0.2 million decrease in interest expense, net of debt issuance cost amortization. Changes in working capital items used cash of $19.8 million during the six months ended June 30, 2025 compared to $7.8 million during the six months ended June 30, 2024. The change in working capital items primarily related to enhancements in customer collection processes and timing of supplier payments.
Investing Activities
The $24.8 million decrease in net cash used in investing activities for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily due to a $17.0 million decrease in cash used for capital expenditures, net of accrued capital expenditures and a $17.2 million increase in cash provided by proceeds on sale of assets. This was partially offset by $9.5 million in cash acquired in connection with the CSI Acquisition.
Financing Activities
Net cash used for financing activities increased $141.3 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024. Cash used for financing activities of $148.3 million in six months ended June 30, 2025 was primarily the result of $76.6 million of dividends paid to stockholders, net borrowings of $43.2 million, $20.0 million of share repurchases, $3.3 million of cash paid for shares withheld to cover taxes, $3.5 million of cash paid on principal payments of other borrowings, $1.5 million of cash paid on principal payments of finance leases, and $0.7 million of distributions to noncontrolling interest.
Cash used for financing activities of $7.0 million during the six months ended June 30, 2024 was primarily the result of $62.4 million of dividends paid to stockholders, $16.3 million of payments of debt issuance costs, $2.5 million of distributions to noncontrolling interest, $1.8 million of cash paid on principal payments of other borrowings, $1.2 million of offering costs, $0.4 million of cash paid on principal payments of finance leases, and $0.3 million of cash paid for shares withheld to cover taxes. This was offset by $77.9 million of net cash provided by borrowings.
Description of Indebtedness
ABL Facility
On March 22, 2023, Kodiak and Kodiak Services entered into the Fourth Amended and Restated Credit Agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended or restated from time to time, the “ABL Credit Agreement” or “ABL Facility”), which mainly served to extend the maturity date from June 2024 to March 2028. On January 22, 2024, Kodiak entered into the Third Amendment to the ABL Credit Agreement (the “Third Amendment”). The Third Amendment, among other things, amended certain provisions of the ABL Facility (i) to accommodate the consummation of the transactions contemplated by the Merger Agreement (see Note 3. Acquisitions and Divestitures) and (ii) to account for the Company’s organizational structure after giving effect to the transactions contemplated by the Merger Agreement. The total commitments under the facility are $2.2 billion. As of June 30, 2025, there were $1.6 million in letters of credit outstanding under the ABL Facility. Fees and costs totaling $2.9 million were incurred related to the Third Amendment and will be amortized over the life of the loan to interest expense. See Note 9. Debt and Credit Facilities to the condensed consolidated financial statements included in this Report for further description.
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

The ABL Facility is a “revolving credit facility” that includes a lockbox arrangement whereby, under certain events, remittances from customers are forwarded to a bank account controlled by the administrative agent and are applied to reduce borrowings under the facility. One such event occurs if availability under the ABL Credit Agreement falls below a specified threshold (i.e., the greater of $200 million or 10% of the aggregate commitments at the time of measurement). As of June 30, 2025, and December 31, 2024, availability under the ABL Facility was in excess of the specified threshold, and, as such, the entire balance was classified as long term debt in accordance with its maturity.
As of June 30, 2025, we had $366.4 million available under our ABL Facility. The weighted average interest rate as of June 30, 2025, and December 31, 2024, was 6.51% and 6.80%, respectively, excluding the effect of our interest rate swap. The Company pays an annualized commitment fee of 0.25% on the unused portion of its ABL Facility if borrowings are greater than 50% of total commitments and 0.50% on the unused portion of the ABL Facility if borrowings are less than 50% of total commitments.
All obligations under the ABL Facility are collateralized by essentially all the assets of the Company. We were in compliance with all covenants as of June 30, 2025, and December 31, 2024.
2029 Senior Notes
On February 2, 2024, Kodiak Services issued $750.0 million aggregate principal amount of 2029 Senior Notes. The proceeds from the 2029 Senior Notes were used to repay a portion of then outstanding borrowings under the ABL Facility and to pay related fees and expenses in connection with the issuance. In connection with the closing of the CSI Acquisition on April 1, 2024, the Company used proceeds from additional draws on the ABL Facility to repay $651.8 million of existing outstanding indebtedness, except for certain equipment financing obligations, and pay fees and expenses related to the notes offering and the CSI Acquisition.
Derivatives and Hedging Activities
To mitigate a portion of the exposure to fluctuations in the variable interest rate of the ABL Facility, we have entered into the interest rate swap discussed above.
Our interest rate swap exchanges variable interest rates for fixed interest rates. During the first quarter of 2025, the Company designated the interest rate swap as a cash flow hedge, evaluated hedge effectiveness and determined it to be highly effective. See Note 10. Derivative Instruments to the condensed consolidated financial statements included in this Report.
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

Contract Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024

Total revenues	$293,534	$276,250	$582,490	$469,649
Cost of operations (exclusive of depreciation and amortization)	(93,137)	(99,333)	(186,372)	(165,215)
Depreciation and amortization	(66,135)	(69,463)	(136,664)	(116,407)
Gross margin	$134,262	$107,454	$259,454	$188,027
Gross margin percentage	45.7%	38.9%	44.5%	40.0%
Depreciation and amortization	66,135	69,463	136,664	116,407
Adjusted gross margin	$200,397	$176,917	$396,118	$304,434
Adjusted gross margin percentage	68.3%	64.0%	68.0%	64.8%
Other Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024

Total revenues	$29,309	$33,403	$69,995	$55,496
Cost of operations (exclusive of depreciation and amortization)	(22,114)	(27,936)	(57,340)	(45,620)
Depreciation and amortization	—	—	—	—
Gross margin	$7,195	$5,467	$12,655	$9,876
Gross margin percentage	24.5%	16.4%	18.1%	17.8%
Depreciation and amortization	—	—	—	—
Adjusted gross margin	$7,195	$5,467	$12,655	$9,876
Adjusted gross margin percentage	24.5%	16.4%	18.1%	17.8%
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
The following table reconciles adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Net income	$39,984	$6,713	$71,020	$36,945
Interest expense	45,755	52,133	92,979	91,873
Income tax expense	13,445	2,336	23,969	12,211
Depreciation and amortization	66,135	69,463	136,664	116,407
Gain on derivatives	—	(6,797)	—	(26,554)
Equity compensation expense	6,291	5,311	13,269	8,159
Severance expense (1)	—	8,969	376	8,969
Transaction expenses (2)	—	17,387	1,786	25,267
Loss (gain) on sale of assets	6,606	(1,173)	15,817	(1,173)
Adjusted EBITDA	$178,216	$154,342	$355,880	$272,104

Net income percentage	12.4%	2.2%	10.9%	7.0%
Adjusted EBITDA percentage	55.2%	49.8%	54.5%	51.8%

(1)	Represents severance expense related to the CSI Acquisition for the six months ended June 30, 2024. There were no such expenses for the three months ended June 30, 2025.
(2)
Represents certain costs associated with non-recurring professional services and other costs, primarily related to the CSI Acquisition and secondary offerings, for the three months ended June 30, 2025 and 2024.

Discretionary Cash Flow
Discretionary cash flow is considered a non-GAAP measure. We define discretionary cash flow as net cash provided by operating activities less (i) maintenance capital expenditures; (ii) certain changes in operating assets and liabilities; and (iii) certain other expenses; plus (w) cash loss on extinguishment of debt; (x) severance expenses; and (y) transaction expenses. We believe discretionary cash flow is a useful liquidity and performance measure and supplemental financial measure for us in assessing our ability to pay cash dividends to our stockholders, make growth capital expenditures and assess our operating performance. Our ability to pay dividends is subject to limitations due to restrictions contained in our ABL Credit Agreement, as further described in this Report. Discretionary cash flow is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP, such as revenues, net income (loss), operating income (loss) or cash flows from operating activities. Discretionary cash flow as presented may not be comparable to similarly titled measures of other companies.

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
The following table reconciles net cash provided by operating activities, to discretionary cash flow and free cash flow, for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Net cash provided by operating activities	$177,172	$121,082	$291,500	$172,624
Maintenance capital expenditures	(17,565)	(19,147)	(33,972)	(29,789)
Severance expense (1)	—	8,969	376	8,969
Transaction expenses (2)	—	17,387	1,786	25,267
Change in operating assets and liabilities	(38,478)	(32,372)	(19,799)	(7,816)
Other (3)	(4,705)	(5,302)	(7,383)	(6,713)
Discretionary cash flow	$116,424	$90,617	$232,508	$162,542
Growth capital expenditures (4)(5)	(37,966)	(77,257)	(93,949)	(129,478)
Other capital expenditures (4)	(16,398)	(13,133)	(38,656)	(20,313)
Proceeds from sale of assets	8,230	411	17,606	411
Free cash flow	$70,290	$638	$117,509	$13,162

(1)	Represents severance expense related to the CSI Acquisition for the three and six months ended June 30, 2025 and 2024.
(2)	Represents certain costs associated with non-recurring professional services and other costs, primarily related to the CSI Acquisition, for the three and six months ended June 30, 2025 and 2024.
(3)	Includes non-cash lease expense, provision for credit losses and inventory reserve.
(4)
Growth and other capital expenditures includes a $10.7 million decrease and a $3.4 million increase in accrued capital expenditures for the three and six months ended June 30, 2025, respectively. Growth and other capital expenditures includes a $12.6 million and $2.7 million decrease in accrued capital expenditures for the three and six months ended June 30, 2024 , respectively.

(5)
Growth capital expenditures includes a non-cash decrease in the sales tax accrual on compression equipment purchases of $0.3 million and an increase of $0.9 million for the three and six months ended June 30, 2025, respectively. These accrual amounts are estimated based on the best-known information as it relates to open audit periods with the State of Texas. Growth capital expenditures includes a non-cash increase in the sales tax accrual on compression equipment purchases of $19.8 million and $20.2 million for the three and six months ended June 30, 2024, respectively. See Note 13. Commitments and Contingencies to our condensed consolidated financial statements for additional details.

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

As of June 30, 2025 and December 31, 2024, we had $1.8 billion and $1.9 billion, respectively, outstanding under the ABL Facility and $1.2 billion and $1.4 billion, respectively, outstanding and effective notional amounts of floating to fixed interest rate swap, which we attribute to our borrowings under our ABL Facility. Excluding the effect of interest rate swap, the average annualized interest rate incurred on the ABL Facility for borrowings during the six months ended June 30, 2025, was approximately 6.51%. We estimate that a 1.0% increase in the applicable average interest rate for the six months ended June 30, 2025, would have resulted in an estimated $9.4 million increase in ABL-related interest expense.
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
Concentration Risk
For the six months ended June 30, 2025, and year ended December 31, 2024, our four largest customers accounted for approximately 32% and 34%, respectively, of our recurring revenues, with no single customer accounting for more than 14% for either ending period. If any significant customer of ours should discontinue their relationship with us, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2025, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
From time to time, we and our subsidiaries may be involved in various claims and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.
See the subsection titled “Sales Tax Contingency” and “Legal Matters” in Note 13. Commitments and Contingencies to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this Report for more information on certain litigation.
Item 1A.    Risk Factors.
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table contains information about our purchases of our common stock during the three months ended June 30, 2025. See Note 12. Stockholders’ Equity for further details on our Share Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(2)(3) (in thousands)
April 1-30, 2025	—	—	—	$25,040
May 1-31, 2025	277,662	$36.02	277,662	$15,040
June 1-30, 2025	—	$—	—	$15,040
	277,662	$36.02	277,662	$15,040

(1)	Excludes fees, commissions, and expenses associated with the share repurchases.
(2)
On November 14, 2024, the Company announced that our Board approved the share repurchase program to buy up to an aggregate of $50.0 million of our outstanding common stock. The Share Repurchase Program was previously to expire on December 31, 2025. In August 2025, the Board approved a $100.0 million increase to the Share Repurchase Program and extended the expiration date to December 31, 2026.

(3)	Excludes the $100.0 million increase to the Share Repurchase Program approved by the Board in August 2015.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not Applicable.
Item 5.    Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2025, none of our directors or “officers” (as such term is defined in Rule16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

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

4.3	Registration Rights Agreement, dated as of April 1, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2024).

10.1†	Kodiak Gas Services, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 filed with the SEC on April 24, 2025)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________
*Filed herewith.
**Furnished herewith.
†    Management compensatory plan or contract.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kodiak Gas Services, Inc.

Date: August 7, 2025	By:	/s/ John B. Griggs
John B. Griggs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2025	By:	/s/ Ewan W. Hamilton
Ewan W. Hamilton
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)