Form 10-Q
period 2025-09-30
Kodiak Gas Services, Inc.
filed 2025-11-05
CIK 1767042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of October 30, 2025, the registrant had 86,683,860 shares of common stock, par value $0.01 per share, outstanding.

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
•The cost of compliance with existing and new governmental regulations, as well as the associated uncertainty given the current U.S. federal government administration;
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$724	$4,750
Accounts receivable, net of allowance $13,031 and $12,629, respectively	215,878	253,637
Inventories, net	101,241	103,341
Fair value of derivative instruments	—	3,672
Contract assets	4,882	7,575
Prepaid expenses and other current assets	18,737	10,686
Total current assets	341,462	383,661
Property, plant and equipment, net	3,408,447	3,395,022
Operating lease right-of-use assets, net	44,680	53,754
Finance lease right-of-use assets, net	7,224	5,696
Goodwill	408,681	415,213
Identifiable intangible assets, net	156,440	162,747
Fair value of derivative instruments	4,156	17,544
Other assets	789	1,486
Total assets	$4,371,879	$4,435,123
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$75,968	$57,562
Accrued liabilities	203,572	188,732
Contract liabilities	69,472	73,075
Total current liabilities	349,012	319,369
Long-term debt, net of unamortized debt issuance cost	2,609,162	2,581,909
Operating lease liabilities	41,492	49,748
Finance lease liabilities	4,985	3,514
Deferred tax liabilities	110,305	103,826
Other liabilities	2,344	3,150
Total liabilities	3,117,300	3,061,516
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, (50.0 million authorized, $0.01 par value) 0.3 million and 0.8 million shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	4	9
Common stock, (750.0 million shares of common stock authorized, $0.01 par value) 90.2 million and 89.2 million issued and 86.7 million and 87.8 million outstanding as of September 30, 2025, and December 31, 2024, respectively	902	892
Additional paid-in capital	1,329,794	1,305,375
Treasury stock, at cost; 3.5 million and 1.4 million shares held as of September 30, 2025, and December 31, 2024, respectively	(110,320)	(40,000)
Noncontrolling interest	5,003	13,694
Accumulated other comprehensive loss	(2,379)	—
Retained earnings	31,575	93,637
Total stockholders’ equity	1,254,579	1,373,607
Total liabilities and stockholders’ equity	$4,371,879	$4,435,123
See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Revenues:
Contract Services	$296,970	$284,313	$879,460	$753,962
Other Services	25,774	40,334	95,769	95,830
Total revenues	322,744	324,647	975,229	849,792
Operating expenses:
Cost of operations (exclusive of depreciation and amortization shown below):
Contract Services	94,222	96,617	280,594	261,832
Other Services	21,992	32,674	79,332	78,294
Depreciation and amortization	66,329	73,452	202,993	189,859
Long-lived asset impairment	—	9,921	—	9,921
Selling, general and administrative	37,771	35,528	105,147	120,279
Loss on sale of assets	38,230	10,376	54,047	9,203
Total operating expenses	258,544	258,568	722,113	669,388
Income from operations	64,200	66,079	253,116	180,404
Other income (expenses):
Interest expense	(56,406)	(53,991)	(149,385)	(145,864)
Gain (loss) on derivatives	—	(20,327)	—	6,227
Other expense, net	(28,292)	(156)	(29,240)	(6)
Total other expenses, net	(84,698)	(74,474)	(178,625)	(139,643)
Income (loss) before income taxes	(20,498)	(8,395)	74,491	40,761
Income tax expense (benefit)	(6,301)	(2,184)	17,668	10,027
Net income (loss)	(14,197)	(6,211)	56,823	30,734
Less: Net income (loss) attributable to noncontrolling interests	(186)	(563)	927	(78)
Net income (loss) attributable to common shareholders	$(14,011)	$(5,648)	$55,896	$30,812

Earnings (loss) per share attributable to common shareholders:
Basic	$(0.17)	$(0.07)	$0.62	$0.36
Diluted	$(0.17)	$(0.07)	$0.61	$0.33
Weighted average shares outstanding:
Basic	87,055	84,292	87,540	81,774
Diluted	87,055	84,292	89,667	88,346
See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Net income (loss)	$(14,197)	$(6,211)	$56,823	$30,734
Cash flow hedges, net of tax effects of $(1,786) and $132, for the three and nine months ended September 30, 2025, respectively, and zero for the three and nine months ended September 30, 2024, respectively	5,937	—	(2,379)	—
Comprehensive income (loss)	(8,260)	(6,211)	54,444	30,734
Less: Net income (loss) attributable to noncontrolling interests	(186)	(563)	927	(78)
Comprehensive income (loss) attributable to common shareholders	$(8,074)	$(5,648)	$53,517	$30,812
See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Shares		Preferred Shares		Additional Paid- In Capital	Treasury Shares		Noncontrolling Interest	Accumulated other comprehensive loss	Retained Earnings	Total Stockholders’ Equity
(in thousands, except per share data)	Shares	Amount	Shares	Amount		Shares	Amount
Balance, January 1, 2024	77,400	$774	—	$—	$963,760	—	$—	$—	$—	$178,119	$1,142,653
Net income	—	—	—	—	—	—	—	—	—	30,232	30,232
Equity compensation	—	—	—	—	2,687	—	—	—	—	161	2,848
Offering costs	—	—	—	—	(421)	—	—	—	—	—	(421)
Dividends and dividends equivalents paid to stockholders ($0.38 per common share)	—	—	—	—	—	—	—	—	—	(30,052)	(30,052)
Restricted Stock Units vested under the Omnibus Plan, net of 15 shares withheld for taxes	35	—	—	—	(294)	—	—	—	—	—	(294)
Other	—	—	—	—	—	—	—	—	—	7	7
Balance, March 31, 2024	77,435	$774	—	$—	$965,732	—	$—	$—	$—	$178,467	$1,144,973
Net income	—	—	—	—	—	—	—	485	$—	6,228	6,713
Issuance of common shares for business acquisition	6,786	68	—	—	188,099	—	—	—	—	—	188,167
Issuance of preferred shares and noncontrolling interest for business acquisition	—	—	5,562	56	(124)	—	—	154,186	—	—	154,118
Equity compensation	—	—	—	—	4,963	—	—	327	—	21	5,311
Offering costs	—	—	—	—	(741)	—	—	—	—	—	(741)
Dividends and dividends equivalents paid to stockholders ($0.38 per common share)	—	—	—	—	—	—	—	—	—	(32,796)	(32,796)
Restricted Stock Units vested under the Omnibus Plan, net of 14 shares withheld for taxes	92	1	—	—	(104)	—	—	—	—	—	(103)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,460)	—	—	(2,460)
Other	—	—	—	—	(90)	—	—	(9)	—	300	201
Balance, June 30, 2024	84,313	$843	5,562	$56	$1,157,735	—	$—	$152,529	$—	$152,220	$1,463,383
Net loss	—	—	—	—	—	—	—	(563)	$—	(5,648)	(6,211)
Equity compensation	—	—	—	—	3,641	—	—	243	—	21	3,905
Dividends and dividends equivalents paid to stockholders ($0.41 per common share)	—	—	—	—	—	—	—	—	—	(35,297)	(35,297)
Restricted Stock Units vested under the Omnibus Plan, net of 79 shares withheld for taxes	197	2	—	—	(2,371)	—	—	—	—	—	(2,369)
Net effect on deferred taxes and taxes payable related to the vesting of restricted stock	—	—	—	—	418	—	—	—	—	—	418
Repurchase of common shares	—	—	—	—	—	1,000	(25,000)	—	—	—	(25,000)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,421)	—	—	(2,421)
Other	—	—	—	—	8	—	—	58	—	(82)	(16)
Balance, September 30, 2024	84,510	$845	5,562	$56	$1,159,431	1,000	$(25,000)	$149,846	$—	$111,214	$1,396,392

Balance, January 1, 2025	89,240	$892	832	$9	$1,305,375	1,435	$(40,000)	$13,694	$—	$93,637	$1,373,607
Net income	—	—	—	—	—	—	—	625	—	30,411	31,036
Other comprehensive loss (net of tax effects of $1,630)	—	—	—	—	—	—	—	—	(5,684)	—	(5,684)
Preferred shares and noncontrolling interest converted to common shares	90	1	(90)	(1)	2,032	—	—	(2,032)	—	—	—
Equity compensation	—	—	—	—	6,879	—	—	99	—	—	6,978
Dividends and dividends equivalents paid to stockholders ($0.41 per common share)	—	—	—	—	—	—	—	—	—	(36,956)	(36,956)
Restricted Stock Units vested, net of 89 shares withheld for taxes	202	2	—	—	(2,829)	—	—	—	—	—	(2,827)
Repurchase of common shares	—	—	—	—	—	270	(9,956)	—	—	—	(9,956)
Taxes withheld on issuance of stock-based awards and conversion of preferred shares	—	—	—	—	16	—	—	—	—	—	16
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(357)	—	—	(357)
Balance, March 31, 2025	89,532	$895	742	$8	$1,311,473	1,705	$(49,956)	$12,029	$(5,684)	$87,092	$1,355,857
Net income	—	—	—	—	—	—	—	488	—	39,496	39,984
Other comprehensive loss (net of tax effects of $288)	—	—	—	—	—	—	—	—	(2,632)	—	(2,632)
Preferred shares and noncontrolling interest converted to common shares	—	—	—	—	(111)	—	—	111	—	—	—
Equity compensation	—	—	—	—	6,163	—	—	56	—	72	6,291
Dividends and dividends equivalents paid to stockholders ($0.45 per common share)	—	—	—	—	—	—	—	—	—	(40,647)	(40,647)
Restricted Stock Units vested under the Omnibus Plan, net of 5 shares withheld for taxes	34	—	—	—	(458)	—	—	—	—	—	(458)
Repurchase of common shares	—	—	—	—	—	278	(10,000)	—	—	—	(10,000)
Taxes withheld on issuance of stock-based awards and conversion of preferred shares	—	—	—	—	408	—	—	—	—	—	408
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(337)	—	—	(337)
Balance, June 30, 2025	89,566	$895	742	$8	$1,317,475	1,983	$(59,956)	$12,347	$(8,316)	$86,013	$1,348,466
Net loss	—	—	—	—	—	—	—	(186)	—	(14,011)	(14,197)
Other comprehensive income (net of tax effects of $(1,786))	—	—	—	—	—	—	—	—	5,937	—	5,937
Preferred shares and noncontrolling interest converted to common shares	435	4	(435)	(4)	6,864	—	—	(6,864)	—	—	—
Equity compensation	—	—	—	—	4,704	—	—	40	—	—	4,744
Dividends and dividends equivalents paid to stockholders ($0.45 per common share)	—	—	—	—	—	—	—	—	—	(40,427)	(40,427)
Restricted Stock Units vested under the Omnibus Plan, net of 81 shares withheld for taxes	175	3	—	—	(2,731)	—	—	—	—	—	(2,728)
Repurchase of common shares	—	—	—	—	—	1,508	(50,364)	—	—	—	(50,364)
Taxes withheld on issuance of stock-based awards and conversion of preferred shares	—	—	—	—	3,482	—	—	—	—	—	3,482
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(334)	—	—	(334)
Balance, September 30, 2025	90,176	$902	307	$4	$1,329,794	3,491	$(110,320)	$5,003	$(2,379)	$31,575	$1,254,579
See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$56,823	$30,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	202,993	189,859
Long-lived asset impairment	—	9,921
Equity compensation expense	18,013	12,064
Amortization of debt issuance costs	9,734	8,079
Non-cash lease expense	6,042	3,164
Provision for credit losses	1,032	4,625
Inventory reserve	124	476
Loss on sale of assets	54,047	9,203
Change in fair value of derivatives	—	13,219
Loss on discontinuation of hedge	9,398	—
Amortization of interest rate swap	5,152	—
Deferred tax provision	15,084	4,821
Changes in operating assets and liabilities, exclusive of effects of business acquisition:
Accounts receivable	25,479	(126,941)
Inventories	1,359	(7,895)
Contract assets	2,693	3,934
Prepaid expenses and other current assets	(11,625)	(747)
Accounts payable	6,681	40,204
Accrued and other liabilities	3,567	9,593
Contract liabilities	(2,479)	5,068
Other assets	761	121
Net cash provided by operating activities	404,878	209,502
Cash flows from investing activities:
Net cash acquired in acquisition of CSI Compressco LP	—	9,458
Purchase of property, plant and equipment	(262,641)	(263,719)
Proceeds from sale of assets	26,949	14,977
Other	—	(35)
Net cash used for investing activities	(235,692)	(239,319)
Cash flows from financing activities:
Borrowings on debt instruments	2,506,305	2,297,435
Payments on debt instruments	(2,455,996)	(2,114,013)
Principal payments on other borrowings	(4,645)	(3,721)
Payment of debt issuance cost	(26,457)	(16,346)
Principal payments on finance leases	(2,393)	(870)
Offering costs	—	(1,162)
Dividends paid to stockholders	(116,571)	(97,506)
Repurchase of common shares	(70,320)	(25,000)
Cash paid for shares withheld to cover taxes	(6,013)	(2,665)
Net effect on deferred taxes and taxes payable related to the vesting of restricted stock	3,906	418
Distributions to noncontrolling interest	(1,028)	(4,881)
Net cash provided by (used for) financing activities	(173,212)	31,689
Net increase (decrease) in cash and cash equivalents	(4,026)	1,872
Cash and cash equivalents - beginning of period	4,750	5,562
Cash and cash equivalents - end of period	$724	$7,434
Supplemental cash disclosures:
Cash paid for interest	$136,941	$106,463
Cash paid for taxes	$5,680	$10,333
Supplemental disclosure of non-cash investing activities:
(Increase) decrease in accrued capital expenditures	$(13,047)	$2,961
Supplemental disclosure of non-cash financing activities:
Fair value changes in interest rate swap	$10,240	$—
Issuance of common shares	$9	$188,167
Issuance of preferred shares and noncontrolling interest	$—	$154,118
Accrued debt issuance cost	$6,333	$—
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

It is impracticable to determine the revenue and earnings recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 as we had initiated the integration of a substantial portion of CSI Compressco into our ongoing operations following the close of the CSI Acquisition. Acquisition-related costs of approximately $0.6 million were incurred during the nine months ended September 30, 2025 primarily related to external legal fees, transaction consulting fees, due diligence costs, and employee retention incentives that were completed in March 2025. These costs have been recognized in selling, general and administrative expenses in the condensed consolidated statements of operations. Acquisition-related costs of approximately $2.6 million and $27.8 million were incurred during the three and nine months ending September 30, 2024, respectively.
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

Nine Months Ended September 30, 2024
Revenue	$946,902
Earnings	$35,599
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
Mexico Divestiture
On September 30, 2025, the Company sold its operations and legal entities in Mexico to a third-party buyer. The majority of the operations were included in the Contract Services segment through the date of sale. At the disposal date, total net assets sold were $34.3 million, consisting of compression equipment, inventory, and other assets. Upon disposition, we incurred a loss of $33.3 million included in loss on sale of assets in our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025.
4. Revenue Recognition
The following table disaggregates the Company’s revenue by type and timing of provision of services or transfer of goods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Services provided over time:
Contract Services	$296,970	$284,313	$879,460	$752,282
Other Services	4,081	16,417	23,964	61,684
Total services provided over time	301,051	300,730	903,424	813,966
Services provided or goods transferred at a point in time:
Contract Services	—	—	—	1,680
Other Services	21,693	23,917	71,805	34,146
Total services provided or goods transferred at a point in time	21,693	23,917	71,805	35,826
Total revenue	$322,744	$324,647	$975,229	$849,792
Contract Assets and Liabilities
The Company recognizes a contract asset when the Company has the right to consideration in exchange for goods or services transferred to a customer. Contract assets are transferred to trade receivables when the Company has the right to bill. The Company had contract assets of $4.9 million and $7.6 million as of September 30, 2025, and December 31, 2024, respectively. As of January 1, 2025 and January 1, 2024, the beginning balances for contract assets were $7.6 million and $17.4 million, respectively.
The Company records contract liabilities when cash payments are received or due in advance of performance. The Company’s contract liabilities were $69.5 million and $73.1 million as of September 30, 2025, and December 31, 2024, respectively. As of January 1, 2025, and January 1, 2024, the beginning balances for contract liabilities were $73.1 million and $63.7 million, all of which was recognized as revenue in the nine months ended September 30, 2025, and September 30, 2024, respectively.

Performance Obligations
As of September 30, 2025, we had $1.5 billion of remaining performance obligations related to our Contract Services segment.
The Company expects to recognize these remaining performance obligations as follows:

(in thousands)	Remainder of 2025	2026	2027	2028	2029 and thereafter	Total
Remaining performance obligations	$247,341	$730,910	$375,089	$95,890	$44,852	$1,494,082
As of September 30, 2025, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to the Company’s revenue for the Other Services segment is $15.2 million, of which $0.3 million is expected to be recognized by December 31, 2025 and the remaining portion in 2026.
5. Accounts Receivable, net
The allowances for credit losses were $13.0 million and $12.6 million as of September 30, 2025, and December 31, 2024, respectively, which represents the Company’s best estimate of the amount of probable credit losses included within the Company’s existing accounts receivable balance.
The changes in the Company’s allowance for credit losses were as follows:

(in thousands)	Allowances for Credit Losses
Balance at January 1, 2024	$8,050
Current-period provision for expected credit losses	4,664
Write-offs charged against allowance	(85)
Balance at December 31, 2024	$12,629
Current-period provision for expected credit losses	1,032
Write-offs charged against allowance	(630)
Balance at September 30, 2025	$13,031
6. Inventories, net
Inventories consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Non-serialized parts	$92,345	$93,060
Serialized parts	10,905	12,167
Inventory reserve	(2,009)	(1,886)
Inventories, net	$101,241	$103,341

7. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Compression equipment	$4,370,448	$4,175,804
Field equipment	94,967	92,077
Buildings and shipping containers	4,606	13,656
Technology hardware and software	9,848	14,960
Trailers and vehicles	14,416	13,506
Leasehold improvements	14,935	11,942
Furniture and fixtures	2,642	2,650
Land	1,000	1,000
Total property, plant and equipment, gross	4,512,862	4,325,595
Less: accumulated depreciation	(1,104,415)	(930,573)
Property, plant and equipment, net	$3,408,447	$3,395,022
Depreciation expense was $62.0 million and $190.5 million for the three and nine months ended September 30, 2025, respectively, and is recorded within depreciation and amortization on the accompanying condensed consolidated statements of operations. Depreciation expense was $69.0 million and $179.6 million for the three and nine months ended September 30, 2024, respectively.
8. Goodwill and Identifiable Intangible Assets, net
Goodwill
The carrying amount of goodwill, including changes therein, in the Contract services segment is below:

Total Goodwill
Balance as of December 31, 2024	$415,213
Mexico Divestiture (1)	(6,532)
Balance as of September 30, 2025	$408,681
(1) See Note 3 (“Acquisitions and Divestitures”) for more details.
Intangible Assets
The Company’s identifiable intangible assets were as follows:

	September 30, 2025			December 31, 2024
(in thousands)	Original Cost	Accumulated Amortization	Net Amount	Original Cost	Accumulated Amortization	Net Amount
Trade name	$19,400	$(6,238)	$13,162	$19,400	$(4,791)	$14,609
Customer relationships	191,100	(56,482)	134,618	191,100	(47,809)	143,291
Internal use software	8,991	(331)	8,660	4,847	—	4,847
Total identifiable intangible assets	$219,491	$(63,051)	$156,440	$215,347	$(52,600)	$162,747
Amortization expense was $3.7 million and $10.5 million for the three and nine months ended September 30, 2025, respectively, and is recorded within depreciation and amortization in the condensed consolidated statements of operations. Amortization expense was $3.7 million and $9.1 million for the three and nine months ended September 30, 2024, respectively.
As of September 30, 2025 and December 31, 2024, the remaining weighted average amortization period for identifiable intangible assets recognized is 11.3 years and 12.4 years, respectively.

Estimated future amortization expense related to intangible assets as of September 30, 2025 is as follows:

(in thousands)	Amount
Years ending December 31,
Remainder of 2025	$3,937
2026	15,476
2027	15,476
2028	15,476
2029	14,185
Thereafter	91,323
9. Debt and Credit Facilities
Long-term debt consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
ABL Facility	$521,492	$1,875,097
2029 Senior Notes	750,000	750,000
2033 Senior Notes	770,000	—
2033 Senior Notes - debt premium	3,400	—
2035 Senior Notes	630,000	—
2035 Senior Notes - debt premium	873	—
Total debt outstanding	2,675,765	2,625,097
Less: unamortized debt issuance cost	(66,603)	(43,188)
Long-term debt, net of unamortized debt issuance cost	2,609,162	2,581,909
Other borrowings	1,094	5,739
Total long-term debt and other borrowings	$2,610,256	$2,587,648
ABL Facility
On September 5, 2025, Kodiak and Kodiak Services entered into the Fourth Amendment to the Fourth Amended and Restated Credit Agreement (“Fourth Amendment”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended or restated from time to time, the “ABL Credit Agreement” or “ABL Facility”), which amends the Fourth Amended and Restated Credit Agreement dated as of March 22, 2023. The Fourth Amendment, among other things, reduces the interest rate margins applicable to loans under the ABL Facility, reduces overall commitments under the ABL Facility to $2.0 billion, provides for a flat unused commitment fee of 0.25%, modifies the calculation of various leverage ratios, modifies certain borrowing base provisions, and extends the maturity date from March 2028 to September 2030. As of September 30, 2025, there were $2.4 million in letters of credit outstanding under the ABL Facility. Lender fees and costs totaling $12.0 million were incurred related to the Fourth Amendment and will be amortized over the life of the loan to interest expense.
Pursuant to the ABL Credit Agreement, the Company must comply with certain restrictive covenants, including a minimum interest coverage ratio of 2.5x and a maximum Leverage Ratio (calculated based on the ratio of (a) an amount equal to (i) Total Indebtedness minus (ii) the lesser of (A) unrestricted cash and certain cash equivalents and (B) $50.0 million to (b) EBITDA, each as defined in the ABL Credit Agreement), and a Secured Leverage Ratio (calculated based on the ratio of (a) an amount equal to (i) Senior Secured Debt minus (ii) the lesser of (A) unrestricted cash and certain cash equivalents and (B) $50.0 million to (b) EBITDA). The maximum Leverage Ratio is 5.25 to 1.00. The maximum Secured Leverage Ratio is 3.25 to 1.00 for each fiscal quarter.
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
The ABL Facility is a “revolving credit facility” that includes a lockbox arrangement whereby, under certain events, remittances from customers are forwarded to a bank account controlled by the administrative agent and are applied to reduce borrowings under the facility. One such event occurs if availability under the ABL Credit Agreement falls below a specified threshold (i.e., $100 million for five (5) consecutive days until such time availability is greater than $100 million for twenty (20) consecutive days). As of September 30, 2025, and December 31, 2024, availability under the ABL Facility was in excess of the specified threshold, and, as such, the entire balance was classified as long-term in accordance with its maturity.
Interest on the outstanding borrowings under the ABL Facility is payable monthly. Depending on the loan type elected by the Company, interest accrues based on variable rates of the Secured Overnight Financing Rate (“SOFR”) plus an applicable rate ranging from 1.75% to 2.50% or prime rate plus an applicable rate ranging from 0.75% to 1.50% depending on the leverage ratio as of the most recently ended quarter. The weighted average interest rate on the ABL Facility as of September 30, 2025, and December 31, 2024, was 5.94% and 6.80%, respectively, excluding the effect of interest rate swaps. The Company pays an annualized commitment fee of 0.25% on the unused portion of its ABL Facility.
All obligations under the ABL Facility are collateralized by essentially all the assets of the Company. We were in compliance with all covenants as of September 30, 2025, and December 31, 2024.
2029 Senior Notes
On February 2, 2024, Kodiak Services issued $750.0 million aggregate principal amount of 7.25% senior notes due 2029 (the “2029 Senior Notes”), pursuant to an indenture, dated February 2, 2024, by and among the Company and certain other subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee.
The 2029 Senior Notes are redeemable at the Company’s option, in whole or in part, prior to February 15, 2026, at a redemption price equal to 100% of the principal amount plus a “make-whole” premium and any accrued and unpaid interest up to the redemption date. This make-whole redemption price is determined as the higher of 100% of the principal amount of the notes plus a make-whole premium calculated as the present value at such time of the redemption plus any required interest payments through the redemption date, discounted semi-annually to the redemption date using the applicable treasury rate plus 0.50%. Prior to February 15, 2026, the Company may also redeem up to 40% of the aggregate principal amount of the 2029 Senior Notes using an amount not greater than the net cash proceeds from certain equity offerings at a redemption price of 107.250% of the principal amount, plus accrued and unpaid interest up to the redemption date, provided that at least 50% of the original aggregate principal amount remains outstanding following such redemption and the redemption occurs within 180 days following the equity offering’s closing.
On or after February 15, 2026, Kodiak Services may, on one or more occasions, redeem any or all of the 2029 Senior Notes at the redemption prices set forth below plus accrued and unpaid interest up to the redemption date, beginning on February 15 of the years indicated below:

Percentage of Principal Amount
2026	103.625%
2027	101.813%
2028 and thereafter	100.000%
Fees and costs totaling $13.4 million were incurred related to the 2029 Senior Notes and will be amortized over the life of the notes to interest expense.
The net proceeds from the 2029 Senior Notes were used to repay a portion of the outstanding indebtedness under the ABL Facility and to pay related fees and expenses in connection with the 2029 Senior Notes offering.
2033 Senior Notes
On September 5, 2025, Kodiak Services issued $600.0 million in aggregate principal amount of 6.50% senior unsecured notes due 2033 (the “2033 Senior Notes”). On September 22, 2025, Kodiak Services completed a private offering of an additional $170.0 million of 2033 Senior Notes for $173.4 million. The excess fair value above the face value was recognized as a bond premium, which is amortized as a reduction in interest expense over the remaining term of the 2033

Senior Notes. The net proceeds from the 2033 Senior Notes were used by the Company to repay a portion of the debt outstanding under the ABL Facility.
The 2033 Senior Notes are redeemable at the Company’s option, in whole or in part, prior to October 1, 2028, at a redemption price equal to 100% of their principal amount plus a “make-whole” premium and any accrued and unpaid interest up to the redemption date. This make-whole redemption price is determined as the higher of 100% of the principal amount of the notes plus a make-whole premium calculated as the present value at such time of the redemption plus any required interest payments through the redemption date, discounted semi-annually to the redemption date using the applicable treasury rate plus 0.50%. Prior to October 1, 2028, the Company may also redeem up to 40% of the aggregate principal amount of the 2033 Notes using an amount not greater than the net cash proceeds from certain equity offerings at a redemption price of 106.500% of the principal amount plus any accrued and unpaid interest up to the redemption date, provided that at least 50% of the original aggregate principal amount remains outstanding following such redemption and the redemption occurs within 180 days following the equity offering’s closing.
On or after October 1, 2028, Kodiak Services may, on one or more occasions, redeem any or all of the 2033 Notes at the redemption prices set forth below plus accrued and unpaid interest up to the redemption date, beginning on April 15 of the specified years indicated below.

Percentage of Principal Amount
2028	103.250%
2029	101.625%
2030 and thereafter	100.000%
Fees and costs totaling $11.0 million were incurred related to the 2033 Senior Notes and will be amortized over the life of the notes to interest expense.
2035 Senior Notes
On September 5, 2025, Kodiak Services issued $600.0 million in aggregate principal amount of 6.750% senior unsecured notes due 2035 (the “2035 Senior Notes”). On September 22, 2025, Kodiak Services completed a private offering of an additional $30.0 million of 2035 Senior Notes for $30.9 million. The excess fair value above the face value was recognized as a bond premium, which is amortized as a reduction in interest expense over the remaining term of the 2035 Senior Notes. The net proceeds from the 2035 Senior Notes were utilized for the same purposes described above for the 2033 Senior Notes.
The 2035 Senior Notes are redeemable at the Company’s option, in whole or in part, prior to October 1, 2030, at a redemption price equal to 100% of the principal amount plus a “make-whole” premium and any accrued and unpaid interest up to the redemption date. This make-whole redemption price is determined as the higher of 100% of the principal amount of the notes plus a make-whole premium calculated as the present value at such time of the redemption plus any required interest payments through the redemption date, discounted semi-annually to the redemption date using the applicable treasury rate plus 0.50%. Prior to October 1, 2030, the Company may also redeem up to 40% of the aggregate principal amount of the 2035 Senior Notes using an amount not greater than the net proceeds of certain equity offerings at a redemption price of 106.750% of the principal amount plus any accrued and unpaid interest up to the redemption date, provided that at least 50% of the original aggregate principal amount remains outstanding following such redemption and the redemption occurs within 180 days following the equity offering’s closing.
On or after October 1, 2030, Kodiak Services may, on any one or more occasions, redeem all or part of the 2035 Notes at the redemption prices set forth below plus accrued and unpaid interest up to the redemption date, beginning on April 15 of the years indicated below:

Percentage of Principal Amount
2030	103.375%
2031	102.250%
2032	101.125%
2033 and thereafter	100.000%
Fees and costs totaling $9.9 million were incurred related to the 2035 Senior Notes and will be amortized over the life of the notes to interest expense.

The indentures governing the 2029 Senior Notes, 2033 Senior Notes and 2035 Senior Notes contain covenants that, subject to certain exceptions and qualifications, limit the ability of the Company and its restricted subsidiaries to: (i) make distributions on, purchase or redeem equity interests or repurchase or redeem subordinated indebtedness; (ii) make certain investments; (iii) incur or guarantee additional indebtedness, issue disqualified stock, or issue other preferred securities (except non-economic preferred securities); (iv) create certain liens to secure indebtedness; (v) sell or otherwise dispose of assets; (vi) consolidate with or merge into another entity; (vii) engage in transactions with affiliates; and (viii) create unrestricted subsidiaries. Many of these covenants terminate if the Notes achieve an investment grade rating from any two of Moody’s, S&P, and Fitch, and no default under the indentures exists. The indentures governing the 2029 Senior Notes, 2033 Senior Notes and 2035 Senior Notes also contain customary events of default.
As of September 30, 2025, the scheduled maturities of the Company’s long-term debt were as follows:

(in thousands)	Amount
Years ended December 31,
Remainder of 2025	$1,094
2026	$—
2027	$—
2028	$—
2029	$750,000
Thereafter	$1,921,492
Total	$2,672,586
Debt Issuance Costs
The total remaining unamortized debt issuance costs of $66.6 million as of September 30, 2025 are being amortized over the respective terms of the ABL Facility, 2029 Senior Notes, 2033 Senior Notes, and 2035 Senior Notes. Amortization expense related to these costs of $3.5 million and $9.7 million for the three and nine months ended September 30, 2025, respectively, are included in interest expense in the accompanying condensed consolidated statements of operations. Amortization expense related to these costs of $3.1 million and $8.1 million for the three and nine months ended September 30, 2024, respectively, are included in interest expense in the accompanying condensed consolidated statements of operations.
Other Borrowings
As a result of the CSI Acquisition, the Company assumed finance agreements with a third party in the amount of $11.4 million to finance certain compression equipment. The obligations under the finance agreements are payable in monthly installments totaling $0.7 million for 36 months from inception. As of September 30, 2025, remaining amounts due under the finance agreements totaled $1.1 million. This amount is classified in accrued liabilities on the accompanying condensed consolidated balance sheet.
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
Following the Fourth Amendment to the ABL Facility, the Company entered into a new interest rate swap to reflect revised loan terms. Accordingly, the prior hedging relationship was discontinued, resulting in the reclassification of $7.7 million from accumulated other comprehensive income (loss) to interest expense. Effective September 5, 2025, the new interest rate swap was formally designated as a cash flow hedge to manage variability in cash flows related to forecasted interest payments. At inception of the hedge relationship, and upon ongoing assessment, the Company determined the hedging relationship to be highly effective in offsetting changes in expected cash flows due to interest rate risk.
The table below summarizes the amortization schedule related to the interest rate swap, which matures on September 5, 2030:

Notional Amount	Period End
$325,000,000	9/5/2030
The following table summarizes the effects of the Company’s derivative instruments in the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2025	2024	2025	2024
Gain (loss) on cash flow hedges:
Interest expense	$(7,336)	$—	$(3,299)	$—
Gain (loss) on derivatives not designated as hedging instruments:
Gain (loss) on derivatives	$—	$(20,327)	$—	$6,227
11. Fair Value Measurements
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, derivative instruments and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective Level 1 fair values due to the short-term maturity of these instruments.
The Company’s ABL Facility applies floating interest rates to outstanding amounts; therefore, the carrying amount of the ABL Facility approximates its Level 3 fair value. The fair value of the 2029 Senior Notes, 2033 Senior Notes, and 2035 Senior Notes are determined using Level 2 inputs, relying on quoted prices in less active markets.
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
The carrying amount and the estimated fair value for the assets and liabilities measured on a recurring basis are as follows:

	Carrying Value	September 30, 2025
(in thousands)		Level 1	Level 2	Level 3	Total
Interest rate swap- non-current	$4,156	$—	$4,156	$—	$4,156
Contingent consideration	3,566	—	—	3,566	3,566
2029 Senior Notes	750,000	—	778,785	—	778,785
2033 Senior Notes	770,000	—	784,168	—	784,168
2035 Senior Notes	630,000	—	647,073	—	647,073
ABL Facility	521,492	—	—	521,492	521,492

	Carrying Value	December 31, 2024
(in thousands)		Level 1	Level 2	Level 3	Total
Interest rate swap- current	$3,672	$—	$3,672	$—	$3,672
Interest rate swap- non-current	17,544	—	17,544	—	17,544
Contingent consideration	3,651	—	—	3,651	3,651
2029 Senior Notes	750,000	—	765,483	—	765,483
ABL Facility	1,875,097	—	—	1,875,097	1,875,097
12. Stockholders’ Equity
Share Repurchases
In November 2024, Kodiak’s board of directors (“Board”) approved a share repurchase program authorizing the Company to buy an aggregate amount of up to $50.0 million of our outstanding common stock (the “Share Repurchase Program”). The Share Repurchase Program was previously set to expire on December 31, 2025. In August 2025, the Board approved a $100.0 million increase to the Share Repurchase Program and extended the expiration date to December 31, 2026.
Pursuant to the Share Repurchase Program, in August 2025, the Company repurchased 1.5 million shares of common stock from Frontier TopCo Partnership, L.P, an affiliate of EQT AB and holder of Kodiak’s common stock in a private transaction at a price of $33.14 per share for an aggregate purchase price of approximately $50.0 million.
The above shares of common stock are currently held in treasury stock. Treasury stock purchases are accounted for under the cost method whereby the cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares are credited or charged to additional paid-in capital using the average-cost method.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. For the three months ended September 30, 2025, we reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accrued expenses and other liabilities on our consolidated balance sheet. All amounts presented in this report related to our share repurchases and our share repurchase authorization exclude such excise taxes, to the extent applicable, unless otherwise indicated.
Preferred Stock
Holders of the Company’s preferred stock are entitled to one vote for each share, voting proportionally with holders of common stock. The preferred stock lacks economic benefits beyond its par value of $0.01 per share (with a maximum value of $50,000), as it does not participate in earnings or cash dividends of Kodiak. Rather, it solely represents a voting share. Each preferred stock holds an equal number of OpCo Units, representing economic interests in Kodiak’s subsidiary, Kodiak Services. Each OpCo Unit is redeemable at the option of the holder for (i) one share of common stock (along with cancellation of a corresponding share of preferred stock) or (ii) cash at Kodiak Services’ election, and subject to certain conditions. On or after April 1, 2029, Kodiak shall have the right to effect redemption of such OpCo Units (along with corresponding share of preferred stock). The OpCo Units represent and are accounted for as noncontrolling interests in Kodiak Services. For the nine months ended September 30, 2025, and year-ended December 31, 2024, a total of 0.5 million and 4.7 million, respectively, of preferred stock and OpCo Units were converted into an equivalent number of common stock shares.
2023 Omnibus Incentive Plan
On June 20, 2023, Kodiak’s Board authorized and adopted the Kodiak Gas Services, Inc. Omnibus Incentive Plan (the “Omnibus Plan”) for employees, consultants and directors. The Omnibus Plan enables Kodiak’s Board (or a committee authorized by Kodiak’s Board) to award incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards and substitute awards intended to align the interests of service providers, including the Company’s named executive officers, with those of the Company’s stockholders. A total of 5.8 million shares of common stock have been reserved for issuance pursuant to awards under the Omnibus Plan.
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
The following table summarizes award activity under the Omnibus Plan for the nine months ended September 30, 2025:

	RSUs		PSUs
	Number of RSUs	Weighted- Average Price	Number of PSUs	Weighted- Average Price
Outstanding at December 31, 2024	1,189,109	$19.81	756,025	$22.16
Granted	588,897	34.48	234,165	34.08
Vested or exercised	(418,624)	21.77	—	—
Forfeited or cancelled	(211,928)	20.83	(587)	33.95
Outstanding at September 30, 2025	1,147,454	$26.44	989,603	$24.97
Restricted stock awards expected to vest	1,147,454	$26.44	989,603	$24.97
As of September 30, 2025, the total future compensation cost related to non-vested equity awards was approximately $35.8 million, assuming the performance-based restricted stock units vest at 100%, pursuant to the terms of the applicable award. During the three and nine months ended September 30, 2025, approximately $4.7 million and $18.0 million, respectively, in equity compensation expense was recognized in selling, general and administrative expenses. During the three and nine months ended September 30, 2024, approximately $3.9 million and $11.9 million, respectively, in equity compensation expense was recognized in selling, general and administrative expenses.
Dividends
The following table summarizes the Company’s dividends declared and paid in each of the quarterly periods of 2025 and 2024:

	Dividends per Common Share	Dividends Paid
		(in thousands)
2025
Q1	$0.41	$36,956
Q2	0.45	40,647
Q3	0.45	40,427

2024
Q1	$0.38	$29,815
Q2	0.38	32,578
Q3	0.41	35,113
Q4	0.41	36,380
Subsequent to quarter end, on October 23, 2025, the Company’s Board declared a cash dividend of $0.49 per share for the quarter ended September 30, 2025, which is payable on November 13, 2025, to shareholders of record as of the close of business on November 3, 2025 (the “Common Stock Dividend”). In conjunction with the Common Stock Dividend, Kodiak Services declared a distribution on its units of $0.49 per unit payable on November 13, 2025 to all unitholders of record of Kodiak Services as of the close of business on November 3, 2025.
13. Commitments and Contingencies
Accrued Capital Expenditures
As of September 30, 2025, and December 31, 2024, the Company has accrued capital expenditures of $19.0 million and $12.5 million, respectively. These amounts were included in accounts payable or accrued liabilities on the condensed consolidated balance sheets. Amounts exclude accrued capital expenditures related to the sales tax contingency accrual.
Purchase Commitments
Purchase commitments primarily consist of future commitments to purchase new compression units that have been ordered but not yet received. As of September 30, 2025, these commitments amounted to $142.5 million, all of which is expected to be settled within the next twelve months.
Contingent Consideration
The Company agreed to pay, as contingent consideration, up to $3.6 million of certain past due accounts receivable acquired in connection with a prior acquisition in 2019, if collected, to the seller in that transaction. The Company records contingent consideration at the acquisition and end of reporting periods at fair value in accrued liabilities. As of September 30, 2025, and December 31, 2024, none of the outstanding receivables had been collected.
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
During the quarter, the Company received a settlement offer with the Texas Comptroller’s office to resolve the outstanding Texas sales and use tax matters. Under this settlement arrangement, the Company would be subject to interest and penalties for all open periods totaling $28.0 million. As such, this amount has been recorded within other income (expense) in the unaudited condensed statement of operations during the three and nine months ended September 30, 2025. During the nine months ended September 30, 2025, the Company accrued $30.4 million, including associated penalties and interest discussed above, for sales and use tax on compression equipment and parts purchased during the period.
As of September 30, 2025, the Company had a total of $105.5 million included as accrued liabilities for all states on the condensed consolidated balance sheets for sales and use tax on all compression equipment and parts purchased and used as of the balance sheet date.
Legal Matters
From time to time, the Company may become involved in various legal matters. Management believes that as of September 30, 2025, there are no legal matters whose resolution could have a material adverse effect on the unaudited condensed consolidated financial statements.
In the first quarter of 2025, the Company received a report regarding certain payments to local government officials in Mexico that commenced prior to the Company’s acquisition of its Mexican business in connection with the CSI Acquisition that may present potential compliance issues under U.S. law. In response, the Company retained outside counsel to conduct an internal investigation of the reported payments, including whether any payments made may be indirectly benefiting individuals associated with certain criminal cartel organizations, some of which may be designated as foreign terrorist organizations (FTOs) and Specially Designated Global Terrorists (SDGTs) per Executive Order 14157 of January 20, 2025. The investigation is substantially complete, and has determined that certain payments likely were made to persons associated with an organization designated as an FTO or SDGT. The payments appear to have been made in order to protect employees of the Mexican business from threats of harm or harassment, and to ensure access to work sites. At this time, the Company believes that the aggregate amount of these payments was not material. As disclosed elsewhere in this filing, the Company sold its operations and legal entities in Mexico on September 30, 2025.
The Company has voluntarily self-reported this matter to governmental authorities in the United States, including the Department of Justice, the SEC, and the Office of Foreign Assets Control, and intends to cooperate fully with any investigations or inquiries that arise. This matter could result in U.S. governmental authorities seeking criminal and/or civil sanctions, including monetary fines and penalties, against the Company, as well as requiring additional changes to the Company’s business practices and compliance programs. To the extent any of the payments at issue are determined to be illegal in a foreign jurisdiction, it is possible that there could be civil or criminal penalties assessed in that jurisdiction.
Although the Company does not expect the findings from the investigation or actions taken by governmental authorities to have a significant adverse impact on its business, results of operations, financial condition and cash flows, there can be no assurance as to the ultimate outcome of these matters at this time.
14. Accrued Liabilities
Accrued liabilities consist of the following:

(in thousands)	September 30, 2025	December 31, 2024
Sales tax liability	$105,465	$70,927
Accrued interest	34,969	48,561
Accrued compensation	23,128	22,403
Lease liabilities - current portion	12,208	11,858
Accrued taxes	10,307	5,107
Station project accrual	458	9,385
Equipment financing	1,094	5,344
Accrued accounts payable	—	1,104
Other	15,943	14,043
Total accrued liabilities	$203,572	$188,732

15. Income Taxes
For the three and nine months ended September 30, 2025, the Company recorded income tax benefit of $6.3 million and income tax expense of $17.7 million, respectively. For the three and nine months ended September 30, 2024, the Company recorded income tax benefit of $2.2 million and income tax expense of $10.0 million, respectively. The effective tax rate was approximately 30.7% and 23.7% for the three and nine months ended September 30, 2025 compared to 26.0% and 24.6% for the three and nine months ended September 30, 2024, respectively. The difference between the Company’s effective tax rates for the three and nine months ended September 30, 2025, and 2024 and the U.S. statutory tax rate of 21% was primarily due to state income taxes.
The Company did not have any uncertain tax benefits as of September 30, 2025, and December 31, 2024. For the three and nine months ended September 30, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions, and no amounts were recognized in the condensed consolidated statements of operations.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), was enacted into law in the United States. The OBBBA introduces significant changes to U.S. tax law, including full expensing of qualified capital expenditures, full expensing of domestic research and development expenditures, changes to the business interest limitation, and modifications to the international tax framework. For the three months ended September 30, 2025, the Company included the impact of the OBBBA, which materially reduced current tax expense for the year, primarily driven by the permanent reinstatement of full expensing of qualified capital expenditures and changes to the business interest limitation, with no material impact to the effective tax rate.
16. Segments
The Company manages its business through two operating segments: Contract Services and Other Services. Contract Services consists of operating Company-owned compression, customer-owned compression, and gas treating and cooling infrastructure, pursuant to fixed-revenue contracts, to enable the production, gathering and transportation of natural gas and oil. Other Services consists of a broad range of services to support ancillary needs of customers, including station construction, maintenance and overhaul, freight and crane charges, and other time and material-based offerings.
The Company evaluates performance and allocates resources based on the adjusted gross margin of each segment, which consists of revenues directly attributable to the specific segment less all costs of service directly attributable to the specific segment, exclusive of depreciation and amortization and any impairment or gain (loss) on the depreciable assets. Depreciation and amortization for the Contract Services segment was $66.3 million and $203.0 million for the three and nine months ended September 30, 2025, respectively, and $73.5 million and $189.9 million for the three and nine months ended September 30, 2024, respectively. All depreciation and amortization expense is attributable to the Contract Services segment.
The following tables represents financial metrics by segment:

(in thousands)	Contract Services	Other Services	Total
Three Months Ended September 30, 2025
Revenue	$296,970	$25,774	$322,744
Cost of operations (exclusive of depreciation and amortization)	94,222	21,992	116,214
Adjusted gross margin	202,748	3,782	206,530
Total assets	4,327,261	44,618	4,371,879
Capital expenditures	102,470	—	102,470
Three Months Ended September 30, 2024
Revenue	$284,313	$40,334	$324,647
Cost of operations (exclusive of depreciation and amortization)	96,617	32,674	129,291
Adjusted gross margin	187,696	7,660	195,356
Total assets	4,452,766	39,242	4,492,008
Capital expenditures	86,533	—	86,533

(in thousands)	Contract Services	Other Services	Total
Nine Months Ended September 30, 2025
Revenue	$879,460	$95,769	$975,229
Cost of operations (exclusive of depreciation and amortization)	280,594	79,332	359,926
Adjusted gross margin	598,866	16,437	615,303
Total assets	4,327,261	44,618	4,371,879
Capital expenditures	262,641	—	262,641
Nine Months Ended September 30, 2024
Revenue	$753,962	$95,830	$849,792
Cost of operations (exclusive of depreciation and amortization)	261,832	78,294	340,126
Adjusted gross margin	492,130	17,536	509,666
Total assets	4,452,766	39,242	4,492,008
Capital expenditures	263,719	—	263,719
The following table reconciles adjusted gross margin to income before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Adjusted gross margin:
Contract Services	$202,748	$187,696	$598,866	$492,130
Other Services	3,782	7,660	16,437	17,536
Depreciation and amortization(1)	(66,329)	(73,452)	(202,993)	(189,859)
Long-lived asset impairment	—	(9,921)	—	(9,921)
Selling, general and administrative expenses	(37,771)	(35,528)	(105,147)	(120,279)
(Loss) gain on sale of assets	(38,230)	(10,376)	(54,047)	(9,203)
Interest expense	(56,406)	(53,991)	(149,385)	(145,864)
Gain (loss) on derivatives	—	(20,327)	—	6,227
Other expense, net	(28,292)	(156)	(29,240)	(6)
Income (loss) before income taxes	$(20,498)	$(8,395)	$74,491	$40,761

(1)	All depreciation and amortization is related to the Contract Services segment.

17. Earnings Per Common Share
Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is computed by using the weighted average shares of common stock outstanding, including the dilutive effect of restricted stock units and performance stock units based on an average share price during the period. For the three and nine months ended September 30, 2025, zero and 14.0 thousand unvested RSUs and PSUs, respectively, were excluded from the calculation of potential dilutive common shares due to their anti-dilutive impact. For the three months ended September 30, 2024, 5.6 million OpCo Units held by noncontrolling interest and 1.1 million unvested RSUs and PSUs were similarly excluded for the same reason. Furthermore, for the nine months ended September 30, 2024, 42.0 thousand unvested RSUs and PSUs, were also excluded due to their anti-dilutive impact.
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net income (loss) attributable to common shareholders	$(14,011)	$(5,648)	$55,896	$30,812
Less: Dividends paid and earnings allocated to non-forfeitable RSUs	(477)	(451)	(1,493)	(1,350)
Net income (loss) used in basic and diluted earnings per share	$(14,488)	$(6,099)	$54,403	$29,462

Basic weighted average shares of common stock	87,055	84,292	87,540	81,774
Effect of dilutive securities:
RSUs and PSUs	—	—	1,819	1,010
Preferred shares	—	—	308	5,562
Diluted weighted average shares of common stock	87,055	84,292	89,667	88,346

Earnings (loss) per share attributable to common shareholders:
Basic	$(0.17)	$(0.07)	$0.62	$0.36
Diluted	$(0.17)	$(0.07)	$0.61	$0.33
18. Related Party Transactions
Master Services Agreement
The Company has executed a master services agreement with IFS North America, Inc., a related party controlled by EQT AB, for a system license subscription and cloud hosting service to support the implementation of the Company’s enterprise resource planning system. As of September 30, 2025, total purchases under this agreement since inception were approximately $12.9 million, inclusive of contract termination costs. Total cost incurred during the three and nine months ended September 30, 2025 were approximately $1.8 million and $3.5 million, respectively. Total costs incurred during three and nine months ended September 30, 2024 were approximately zero dollars and $2 million, respectively. A portion of these costs were capitalized as internal-use software within intangible assets in the condensed consolidated balance sheets, see Note 8. Goodwill and Identifiable Intangible Assets, net. The remaining costs incurred were recognized in selling, general and administrative expenses in the condensed consolidated statements of operations.
Stock Repurchase
On August 11, 2025, the Company entered into a stock repurchase agreement with Frontier TopCo Partnership, L.P. Frontier TopCo Partnership, L.P, an affiliate of EQT AB and stockholder of the Company. See Note 12. Stockholders’ Equity for further details of this transaction. The stock repurchase agreement contains customary representations and warranties and the Repurchase closed on August 12, 2025.

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
We manage our business through two operating segments: Contract Services and Other Services. Contract Services consists of operating Company-owned and customer-owned compression, and gas treating and cooling infrastructure, pursuant to fixed-revenue contracts to enable the production and gathering of natural gas and oil. Other Services consists of a broad range of services to support ancillary needs of our customers, including station construction, customer-owned compressor maintenance and overhaul, freight and crane charges and other time and material-based offerings. Our Other Services offerings are often cross-sold with Contract Services.
Recent Developments
One Big Beautiful Bill Act of 2025 (“OBBBA”)
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), was enacted into law in the United States. The OBBBA introduces significant changes to U.S. tax law, including full expensing of qualified capital expenditures, full expensing of domestic research and development expenditures, changes to the business interest limitation, and modifications to the international tax framework. For the three months ended September 30, 2025, the Company included the impact of the OBBBA, which materially reduced current income tax expense for the year, primarily driven by the permanent reinstatement of full expensing of qualified capital expenditures and changes to the business interest limitation, with no material impact to the effective tax rate.
U.S. Trade Policy and Recent Executive Orders
Proposed changes and the announcement related to the U.S. global trade policy, along with potential international retaliatory measures, have resulted in volatility in global markets and uncertainty around short- and long-term economic impacts in the United States, including concerns over potential tariff impacts for the cost of goods, inflation, recession and slowing economic growth. Although these developments did not materially impact our results, we are continuing to actively monitor and evaluate the potential impacts of these measures, including the imposition of tariffs, on our business and operations, as well as opportunities to mitigate their related impacts. There are risks that increased tariffs could, among other things, create new trade barriers that disrupt supply chains, raise costs, and weaken consumer confidence; however, it is not currently possible to predict the impact, if any, of any changes or proposed changes to the U.S. global trade policy, or any international retaliatory measures, on our financial condition, results of operations and cash flows.
We are also monitoring and evaluating the potential impact of various executive orders issued by the U.S. government, including the executive orders entitled “Reducing Anti-Competitive Regulatory Barriers” and “Zero-Based Regulatory

Budgeting to Unleash American Energy,” on our business, including potential impacts to our financial condition, results of operations and cash flows.
Senior Notes Offerings
On September 5, 2025, we completed private offering of $600.0 million in 6.500% senior unsecured notes due 2033 and $600.0 million in 6.750% senior unsecured notes due 2035, both issued at par and guaranteed on a senior unsecured basis by the Company and certain subsidiaries. Subsequently, Kodiak completed private offerings of an additional $170.0 million in 6.500% senior unsecured notes due 2033 and an additional $30.0 million in 6.750% senior unsecured notes due 2035, both of which were issued at a premium to par. The proceeds from both offerings were used to repay a portion of the outstanding indebtedness under the Company’s revolving asset-based loan credit facility (“ABL Facility”), which was amended during the three months ended September 30, 2025 to reduce total commitments to $2.0 billion and extend the maturity date to 2030. See further details in Description of Indebtedness within the Liquidity and Capital Resources section that follows herein.
Secondary Offering

On September 8, 2025, Frontier TopCo Partnership, L.P. sold 10,000,000 shares of Kodiak common stock to the public pursuant to an underwritten offering (the “Secondary Offering”). We did not sell any shares of common stock nor did we receive any proceeds from the Secondary Offering. The Secondary Offering closed on September 9, 2025.
Disposal of Mexico Operations
On September 30, 2025, the Company sold its operation and legal entities in Mexico to a third-party buyer. The majority of the operations were included in the Contract Services segment through the date of sale. At the disposal date, total net assets sold were $34.3 million, consisting of compression equipment, inventory, and other assets. Upon disposition, we incurred a loss of $33.3 million included in loss on sale of assets in our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025.
Settlement of Sales Tax Audit
During the three months ended September 30, 2025, the Company received a settlement offer with the Texas Comptroller’s office to resolve the outstanding Texas sales and use tax matters. Under this settlement arrangement, the Company would be subject to interest and penalties for all open periods totaling $28.0 million. As such, this amount has been recorded within other income (expense) in the unaudited condensed statement of operations for the three and nine months ended September 30, 2025.

Operational Highlights
The following table summarizes certain horsepower, unit count and horsepower utilization percentages for our fleet for the periods presented.

	As of September 30,		Percentage Change
	2025	2024
Operating Data (at period end):
Fleet horsepower(1)	4,456,492	4,417,687	0.9%
Revenue-generating horsepower(2)	4,350,576	4,259,843	2.1%
Fleet compression units	4,767	5,297	(10.0%)
Revenue-generating compression units	4,510	4,757	(5.2%)
Revenue-generating horsepower per revenue-generating compression unit(3)	965	895	7.8%
Fleet utilization(4)	97.6%	96.4%	1.2%

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
Horsepower
The 0.9% increase in fleet horsepower and 2.1% increase in revenue-generating horsepower were mainly driven by the strategic acquisition and deployment of new large horsepower compression units throughout the period. This was partially offset by the divestiture of assets from our Mexico operations on September 30, 2025, as well as the sale and scrapping of certain other non-core assets, as part of our ongoing efforts to optimize the fleet and focus on core business segments. The 7.8% increase in revenue-generating horsepower per revenue-generating compression unit was a result of deploying these new large horsepower units.

Financial Results of Operations
Three Months Ended September 30, 2025, compared to the Three Months Ended September 30, 2024
The following table presents selected financial and operating information for the periods presented:

	Three Months Ended
	September 30,		% Change
(in thousands)	2025	2024
Revenues:
Contract Services	$296,970	$284,313	4.5%
Other Services	25,774	40,334	(36.1)%
Total revenues	322,744	324,647	(0.6)%
Operating expenses:
Cost of operations (exclusive of depreciation and amortization shown below):
Contract Services	94,222	96,617	(2.5)%
Other Services	21,992	32,674	(32.7)%
Depreciation and amortization	66,329	73,452	(9.7)%
Long-lived asset impairment	—	9,921	(100.0)%
Selling, general and administrative	37,771	35,528	6.3%
Loss on sale of assets	38,230	10,376	n/m
Total operating expenses	258,544	258,568	—%
Income from operations	64,200	66,079	(2.8)%
Other income (expenses):
Interest expense	(56,406)	(53,991)	4.5%
Loss on derivatives	—	(20,327)	(100.0)%
Other expense, net	(28,292)	(156)	n/m
Total other expenses, net	(84,698)	(74,474)	13.7%
Loss before income taxes	(20,498)	(8,395)	n/m
Income tax benefit	(6,301)	(2,184)	n/m
Net loss	(14,197)	(6,211)	n/m
Less: Net loss attributable to noncontrolling interests	(186)	(563)	(67.0)%
Net loss attributable to common shareholders	$(14,011)	$(5,648)	n/m
Revenues and Sources of Income
Contract Services
Contract Services revenue increased $12.7 million, or 4.5%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This was primarily due to a $13.3 million increase in Contract Services revenue resulting from increases in price and revenue-generating horsepower. This increase was offset by a decrease of $0.6 million related to gas treating and cooling services.
Other Services
Other Services revenue decreased $14.6 million, or 36.1%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This reduction was mainly driven by lower revenues from station construction services and maintenance and overhaul services. These declines were partially mitigated by an increase in revenues from field services.

Operating Costs and Other Expenses
Contract Services
Contract Services expenses decreased $2.4 million, or 2.5%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This was primarily due to a $4.5 million decrease in cost of parts utilized to support of our operations, a $1.6 million decrease in indirect expenses, and a $0.9 million decrease in lubricant oil and coolant costs. These decreases were partially offset by a $4.6 million increase in direct labor expenses and an additional $0.1 million increase related to sales and use tax imposed on the consumption of taxable materials in operations.
Other Services
Other Services expenses decreased $10.7 million, or 32.7%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This decrease was primarily driven by the lower overall revenue across our products lines as noted above.
Depreciation and Amortization
Depreciation and amortization decreased $7.1 million, or 9.7%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This decrease was primarily due to full depreciation of certain assets in prior periods, as well as the impact of asset sales and disposals during the current period.
Long-lived Asset Impairment
Long-lived asset impairment decreased for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 due to certain events occurring to a group of non-operating compression units associated with a certain customer in bankruptcy that indicated the carrying value of the assets may not be recoverable. As a result, we recorded an impairment of compression equipment of $9.9 million for the three months ended September 30, 2024. No impairment was recorded for the three months ended September 30, 2025.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $2.2 million, or 6.3%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase was attributable to a $3.1 million increase in professional fees, a $2.1 million increase in other selling, general, and administrative expenses, and a $0.8 million increase in compensation expense related to equity compensation plans. These increases were partially offset by a $3.1 million decrease in labor and benefits and a $0.7 million decrease in software expense.
Loss on Sale of Assets
Loss on sale of assets increased $27.9 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to the $33.3 million loss recognized on the sale of our Mexico business.
Interest Expense
Interest expense increased $2.4 million, or 4.5%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This increase was primarily due to interest accrued on the 2033 and 2035 Senior Notes in the current year to date period, which were not outstanding during the comparable period of the prior year. This increase in interest expense was partially offset by a reduction in interest expense resulting from lower outstanding borrowings under the ABL Facility. Additionally, settlements received from interest rate swaps further reduced interest expense, as these settlements are recognized in the same financial statement line item as the underlying hedged debt.
Loss on Derivatives
Loss on derivatives decreased $20.3 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This decrease was attributed to the designation of the interest rate swap as a cash flow hedge as of January 1, 2025. As a result, all changes in the fair value of the interest rate swap are now recognized in accumulated other comprehensive income (loss) and reclassified into earnings in the same period the hedged transaction affects earnings within interest expense. The net loss on derivatives recognized during the three months ended September 30, 2024 related to a decrease in the fair value of derivatives of $27.5 million partially offset by $5.0 million in cash received on derivatives due to a decrease in the long-term Secured Overnight Financing Rate (“SOFR”) yield curve.

Other Expense, net
Other expense, net increased $28.1 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This increase was primarily due to the Company accruing interest and penalties of $28.0 million as part of a settlement offer received from the Texas Comptroller’s office resolving the outstanding sales and use tax matters.
Income Tax Benefit
Income tax benefit increased by $4.1 million, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This increase was primarily due to an decrease in pre-tax income of $12.1 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024.
Financial Results of Operations
Nine Months Ended September 30, 2025, Compared to the Nine Months Ended September 30, 2024
The following table presents selected financial and operating information for the periods presented:

	Nine Months Ended
	September 30,		% Change
(in thousands)	2025	2024
Revenues:
Contract Services	$879,460	$753,962	16.6%
Other Services	95,769	95,830	(0.1)%
Total revenues	975,229	849,792	14.8%
Operating expenses:
Cost of operations (exclusive of depreciation and amortization shown below):
Contract Services	280,594	261,832	7.2%
Other Services	79,332	78,294	1.3%
Depreciation and amortization	202,993	189,859	6.9%
Long-lived asset impairment	—	9,921	(100.0)%
Selling, general and administrative	105,147	120,279	(12.6)%
Loss on sale of assets	54,047	9,203	n/m
Total operating expenses	722,113	669,388	7.9%
Income from operations	253,116	180,404	40.3%
Other income (expenses):
Interest expense	(149,385)	(145,864)	2.4%
Gain on derivatives	—	6,227	(100.0)%
Other expense, net	(29,240)	(6)	n/m
Total other expenses, net	(178,625)	(139,643)	27.9%
Income before income taxes	74,491	40,761	82.8%
Income tax expense	17,668	10,027	76.2%
Net income	56,823	30,734	84.9%
Net income (loss) attributable to noncontrolling interests	927	(78)	n/m
Net income attributable to common shareholders	$55,896	$30,812	81.4%
Revenues and Sources of Income
Contract Services
Contract Services revenue increased $125.5 million, or 16.6%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This was primarily related to a $122.8 million increase in contract compression services as a result of price increases and an increase in average revenue-generating horsepower, including revenue-

generating horsepower acquired in the CSI Acquisition. Furthermore, there was also an increase of $2.7 million related to gas treating and cooling services.
Other Services
Other Services revenue decreased $0.1 million (0.1%) for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This decrease was primarily due to decreased revenues from station construction services and maintenance and overhaul services. This decrease was partially offset by increases in other field services, parts sales, and freight and crane charges related to the mobilization of units.
Operating Costs and Other Expenses
Contract Services
Contract Services expenses increased $18.8 million (7.2%) for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This was primarily due to a $26.5 million increase in direct labor expenses, a $1.6 million increase in lubricant oil and coolant expenses, a $0.8 million increase in parts used in support of our operations, and a $0.3 million increase in gas treating expenses. These increases were offset by a $7.1 million decrease in indirect expenses, and a $3.3 million decrease related to sales and use tax imposed on the consumption of taxable materials in operations.
Other Services
Other Services expense increased $1.0 million (1.3%) for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase was primarily due to increased other field service expenses, increased parts sales, increased freight and crane charges related to mobilization of units. This was partially offset by decreased expenses from station construction services.
Depreciation and Amortization
Depreciation and amortization increased $13.1 million (6.9%) for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase was primarily due to increased depreciation and amortization related to the CSI Acquisition. The remaining increase is related to increased depreciation on compression equipment purchases.
Long-lived Asset Impairment
Long-lived asset impairment decreased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to certain events occurring to a group of non-operating compression units associated with a certain customer in bankruptcy that indicated the carrying value of the assets may not be recoverable. As a result, we recorded an impairment of compression equipment of $9.9 million for the nine months ended September 30, 2024. No impairment was recorded for the nine months ended September 30, 2025.
Selling, General and Administrative Expense
Selling, general and administrative expenses decreased $15.1 million (12.6%) for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This decrease was due to a $12.2 million decrease in professional fees, primarily related to transaction costs associated with the CSI Acquisition in the prior year, a $5.9 million decrease in labor and benefits, a $3.6 million decrease in the provision for credit losses, and a $2.6 million decrease in software expense, mainly related to the termination of an agreement as part of the CSI Acquisition. These decreases were partially offset by a $5.9 million increase in equity compensation expense related to equity compensation plans, and a $3.2 million increase in other selling, general, and administrative expenses.

Loss on Sale of Assets
Loss on sale of assets increased $44.8 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to the sale of our Mexico operations to a third-party buyer and the write-off of certain scrapped assets.
Interest Expense
Interest expense increased $3.5 million (2.4%) for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase was primarily due to interest accrued on the 2033 and 2035 Senior Notes in the current year to date period, which were not outstanding during the comparable year to date period. This increase in interest expense was offset by a reduction in interest expense associated with lower outstanding borrowings under the ABL Facility and settlements received from interest rate swaps, which are recognized in the same financial statement line item as the underlying hedged debt, thereby reducing the net impact on reported interest expense.
Gain on Derivatives
Gain on derivatives decreased $6.2 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This decrease was attributed to the designation of the interest rate swap as a cash flow hedge as of January 1, 2025. As a result, all changes in the fair value of the interest rate swap are now recognized in accumulated other comprehensive income (loss) and reclassified into earnings in the same period the hedged transaction affects earnings within interest expense. The net gain on derivatives recognized during the nine months ended September 30, 2024 primarily related to a $13.2 million decrease in the fair value of derivatives offset by an increase in cash received on derivatives of $19.4 million for the due to an decrease in the long-term SOFR yield curve.
Other Expense, net
Other expense, net increased $29.2 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This increase was due to the Company reaching a settlement agreement with the Texas Comptroller’s office resolving the outstanding sales and use tax matters. As part of this settlement, the Company accrued interest and penalties totaling $28.0 million.
Income Tax Expense
Income tax expense increased by $7.6 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This was primarily due to an increase in pre-tax income of $33.7 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.
Liquidity and Capital Resources
Overview
Our ability to fund operations, finance capital expenditures, service our debt and pay dividends depends on our operating cash flows and access to the capital and credit markets. Our primary sources of liquidity are cash flows generated from our operations and our borrowing availability under the ABL Facility. Our cash flow is affected by numerous factors, including prices and demand for our compression infrastructure assets and services, conditions in the financial markets and various other factors. We believe cash generated by operating activities will be sufficient to service our debt, fund working capital, fund our estimated capital expenditures in the short-term and long-term and, as our Board may determine from time to time in its discretion, pay dividends as discussed below. As of September 30, 2025, we had approximately $1.5 billion of liquidity consisting of $0.7 million in cash and cash equivalents and $1.5 billion available under the ABL Facility.
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
For the nine months ended September 30, 2025, growth capital expenditures were $174.3 million, other capital expenditures were $50.9 million, and maintenance capital expenditures were $53.7 million as compared to growth capital expenditures of $182.5 million, other capital expenditures of $32.4 million, and maintenance capital expenditures of $51.3 million for the nine months ended September 30, 2024. The decrease in growth capital expenditures was primarily related to the timing of compression unit purchases necessary to support operating capacity demand. The increase in other capital expenditures was primarily related to safety upgrades related to compression equipment purchased in the CSI Acquisition and the ongoing implementation of a new business system. The increase in maintenance capital expenditures was primarily due to maintenance capital expenditures on the assets acquired in the CSI Acquisition and an increase in unit overhauls scheduled based on the age and operating hours of such units.
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
Subsequent to the quarter end, on October 23, 2025, the Company’s Board declared a cash dividend of $0.49 per share for the quarter ended September 30, 2025, which is payable on November 13, 2025, to shareholders of record as of the close of business on November 3, 2025. In conjunction with the Common Stock Dividend, Kodiak Services declared a distribution on its units of $0.49 per unit payable on November 13, 2025 to all unitholders of record of Kodiak Services as of the close of business on November 3, 2025. The declaration and payment of future dividends will be at the discretion of the Board and will depend on the factors discussed above.
Over the long-term, we expect to fund any dividends and our budgeted growth capital expenditures using our Discretionary Cash Flow. In the event our Discretionary Cash Flow is insufficient to fund any such dividends and our budgeted growth capital expenditures for such period, we may fund our dividend or budgeted growth expenditures (i) with additional borrowings under our ABL Facility (subject to the requirement that our availability, in the case of dividends, under the ABL Facility calculated on a pro forma basis after giving effect to the payment of a dividend, is not less than $100,000,000) or (ii) by reducing our growth capital expenditures. Any additional borrowings under our ABL Facility may result in an increase in our interest expense and any such reduction in our growth capital expenditures may result in lower growth in our revenue-generating horsepower in future periods. As of September 30, 2025, we had $1.5 billion available under our ABL Facility.

Contractual Obligations
Our material contractual obligations as of September 30, 2025, consisted of the following:
•Long-term debt of $2.7 billion, of which $521.5 million matures in 2030, $750.0 million matures in 2029, $770.0 million matures in 2033, and $630.0 million matures in 2035.
•Purchase commitments of $142.5 million, of which all is expected to be settled within the next twelve months; primarily consisting of future commitments to purchase new compression units that have been ordered but not yet received. See Note 13. Commitments and Contingencies to the condensed consolidated financial statements included in this Report.
Other Commitments
As of September 30, 2025, other commitments include future operating and finance lease payments totaling $76.3 million.
Sources of Cash
Cash Flows
The following table summarizes our cash flows:

	Nine months ended September 30,
(in thousands)	2025	2024	$ Variance
Net cash provided by operating activities	$404,878	$209,502	$195,376
Net cash used for investing activities	(235,692)	(239,319)	3,627
Net cash provided by (used for) financing activities	(173,212)	31,689	(204,901)
Net increase (decrease) in cash and cash equivalents	$(4,026)	$1,872	$(5,898)
Operating Activities
The $195.4 million increase in net cash provided by operating activities for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily due to a $72.7 million increase in income from operations and a $26.3 million increase in operating expenses, namely depreciation and amortization, taxes and equity compensation. Additionally, cash provided by operating activities was impacted by a $1.9 million increase in interest expense, net of debt issuance cost amortization. Changes in working capital items provided cash of $26.4 million during the nine months ended September 30, 2025 compared to the use of cash of $76.7 million during the nine months ended September 30, 2024. The change in working capital items primarily related to enhancements in customer collection processes and timing of supplier payments.
Investing Activities
The $3.6 million decrease in net cash used in investing activities for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily due to a $9.5 million decrease in cash acquired in connection with the CSI Acquisition in the prior year and a $1.1 million decrease in cash used for capital expenditures, net of accrued capital expenditures. This was partially offset by a $12.0 million increase in cash provided by proceeds on sale of assets.
Financing Activities
Net cash used for financing activities increased $204.9 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. Cash used for financing activities of $173.2 million in nine months ended September 30, 2025 was primarily the result of $116.6 million of dividends paid to stockholders, $70.3 million of share repurchases, $6.0 million of cash paid for shares withheld to cover taxes, $4.6 million of cash paid on principal payments of other borrowings, $2.4 million of cash paid on principal payments of finance leases, and $1.0 million of distributions to noncontrolling interest. This was offset by $50.3 million of net borrowings and $3.9 million of cash related to vesting of restricted stock.
Cash provided by financing activities of $31.7 million during the nine months ended September 30, 2024 was primarily the result of $183.4 million of net cash provided by borrowings. This was offset by $97.5 million of dividends paid to stockholders, $25.0 million of share repurchases, $16.3 million of payments of debt issuance costs, $3.7 million of cash paid on principal payments of other borrowings, $2.7 million of cash paid for shares withheld to cover taxes, $1.2 million of offering costs, and $0.9 million of cash paid on principal payments of finance leases.
Description of Indebtedness
ABL Facility
On September 5, 2025, Kodiak and Kodiak Services entered into the Fourth Amendment with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended or restated from time to time, the “ABL Credit Agreement” or “ABL Facility”), which amends the Fourth Amended and Restated Credit Agreement dated as of March 22, 2023. The Fourth Amendment, among other things, reduces the interest rate margins applicable to loans under the ABL facility, reduces overall commitments under the ABL facility to $2.0 billion, provides for a flat unused commitment fee of 0.25%, modifies the calculation of various leverage rations, modifies certain borrowing base provisions, and extends the maturity date from March 2028 to September 2030. As of September 30, 2025, there were $2.4 million in letters of credit outstanding under the ABL Facility. Lender fees and costs totaling $12.0 million were incurred related to the Fourth Amendment and will be amortized over the life of the loan to interest expense.
Pursuant to the ABL Credit Agreement, the Company must comply with certain restrictive covenants, including a minimum interest coverage ratio of 2.5x and a maximum Leverage Ratio (calculated based on the ratio of (a) an amount equal to (i) Total Indebtedness minus (ii) the lesser of (A) unrestricted cash and certain cash equivalents and (B) $50.0 million to (b) EBITDA, each as defined in the ABL Credit Agreement), and a Secured Leverage Ratio (calculated based on the ratio of (a) an amount equal to (i) Senior Secured Debt minus (ii) the lesser of (A) unrestricted cash and certain cash equivalents and (B) $50.0 million to (b) EBITDA). The maximum Leverage Ratio is 5.25 to 1.00. The maximum Secured Leverage Ratio is 3.25 to 1.00 for each fiscal quarter.
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
The ABL Facility is a “revolving credit facility” that includes a lockbox arrangement whereby, under certain events, remittances from customers are forwarded to a bank account controlled by the administrative agent and are applied to reduce borrowings under the facility. One such event occurs if availability under the ABL Credit Agreement falls below a specified threshold (i.e., $100 million for five (5) consecutive days until such time availability is greater than $100 million for twenty (20) consecutive days). As of September 30, 2025, and December 31, 2024, availability under the ABL Facility was in excess of the specified threshold, and, as such, the entire balance was classified as long-term in accordance with its maturity.
Interest on the outstanding borrowings under the ABL Facility is payable monthly. Depending on the loan type elected by the Company, interest accrues based on variable rates of the Secured Overnight Financing Rate (“SOFR”) plus an applicable rate ranging from 1.75% to 2.50% or prime rate plus an applicable rate ranging from 0.75% to 1.50% depending on the leverage ratio as of the most recently ended quarter. The weighted average interest rate on the ABL Facility as of September 30, 2025, and December 31, 2024, was 5.94% and 6.80%, respectively, excluding the effect of interest rate swaps. The Company pays an annualized commitment fee of 0.25% on the unused portion of its ABL Facility.
All obligations under the ABL Facility are collateralized by essentially all the assets of the Company. We were in compliance with all covenants as of September 30, 2025, and December 31, 2024.
2029 Senior Notes
On February 2, 2024, Kodiak Services issued $750.0 million aggregate principal amount of 2029 Senior Notes. The proceeds from the 2029 Senior Notes were used to repay a portion of then outstanding borrowings under the ABL Facility and to pay related fees and expenses in connection with the issuance.
2033 Senior Notes

On September 5, 2025, Kodiak Services issued $600.0 million in aggregate principal amount of 6.50% senior unsecured notes due 2033 (the “2033 Senior Notes”). Subsequently, on September 22, 2025, Kodiak Services completed a private offering of an additional $170.0 million of 2033 Senior Notes. The net proceeds from these offerings were used by the Company to repay a portion of the debt outstanding under the ABL Facility.
2035 Senior Notes
On September 5, 2025, Kodiak Services issued $600.0 million in aggregate principal amount of 6.75% senior unsecured notes due 2035 (the “2035 Senior Notes”). Subsequently, on September 22, 2025, Kodiak Services completed a private offering of an additional $30.0 million of 2035 Senior Notes. The net proceeds from these offerings were used by the Company to repay a portion of the debt outstanding under the ABL Facility.
Derivatives and Hedging Activities
To mitigate a portion of the exposure to fluctuations in the variable interest rate of the ABL Facility, we have entered into the interest rate swap discussed above.
Our interest rate swap exchanges variable interest rates for fixed interest rates. The Company designates our interest rate swap as a cash flow hedge, evaluates hedge effectiveness and determined it to be highly effective. See Note 10. Derivative Instruments to the condensed consolidated financial statements included in this Report.
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

Contract Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024

Total revenues	$296,970	$284,313	$879,460	$753,962
Cost of operations (exclusive of depreciation and amortization)	(94,222)	(96,617)	(280,594)	(261,832)
Depreciation and amortization	(66,329)	(73,452)	(202,993)	(189,859)
Gross margin	$136,419	$114,244	$395,873	$302,271
Gross margin percentage	45.9%	40.2%	45.0%	40.1%
Depreciation and amortization	66,329	73,452	202,993	189,859
Adjusted gross margin	$202,748	$187,696	$598,866	$492,130
Adjusted gross margin percentage	68.3%	66.0%	68.1%	65.3%
Other Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024

Total revenues	$25,774	$40,334	$95,769	$95,830
Cost of operations (exclusive of depreciation and amortization)	(21,992)	(32,674)	(79,332)	(78,294)
Depreciation and amortization	—	—	—	—
Gross margin	$3,782	$7,660	$16,437	$17,536
Gross margin percentage	14.7%	19.0%	17.2%	18.3%
Depreciation and amortization	—	—	—	—
Adjusted gross margin	$3,782	$7,660	$16,437	$17,536
Adjusted gross margin percentage	14.7%	19.0%	17.2%	18.3%
Adjusted EBITDA and Adjusted EBITDA Percentage
Adjusted EBITDA and adjusted EBITDA percentage are considered non-GAAP measures. We define adjusted EBITDA as net income (loss) before interest expense; income tax expense; and depreciation and amortization; plus (i) loss on extinguishment of debt; (ii) loss (gain) on derivatives; (iii) equity compensation expense; (iv) severance expenses; (v) transaction expenses; (vi) loss (gain) on sale of assets; (vii) loss (gain) on disposal of business; (viii) sales tax reserve; and (ix) impairment of compression equipment. We define adjusted EBITDA percentage as adjusted EBITDA divided by total revenues. Adjusted EBITDA and adjusted EBITDA percentage are used as supplemental financial measures by our management and external users of our financial statements, such as investors, commercial banks and other financial institutions, to assess:
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
The following table reconciles adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Net income (loss)	$(14,197)	$(6,211)	$56,823	$30,734
Interest expense	56,406	53,991	149,385	145,864
Income tax expense (benefit)	(6,301)	(2,184)	17,668	10,027
Depreciation and amortization	66,329	73,452	202,993	189,859
Long-lived asset impairment	—	9,921	—	9,921
Loss (gain) on derivatives	—	20,327	—	(6,227)
Equity compensation expense	4,744	3,905	18,013	12,064
Severance expense (1)	—	2,243	376	11,212
Transaction expenses (2)	1,523	2,554	3,309	27,821
Sales tax reserve (3)	27,968	—	27,968	—
Loss on disposal of business	33,349	7,024	33,349	7,024
Loss on sale of assets	4,881	3,352	20,698	2,179
Adjusted EBITDA	$174,702	$168,374	$530,582	$440,478

Net income percentage	(4.4)%	(1.9)%	5.8%	3.6%
Adjusted EBITDA percentage	54.1%	51.9%	54.4%	51.8%

(1)	Represents severance expense related to the CSI Acquisition for the nine months ended September 30, 2024. There were no such expenses for the three months ended September 30, 2025.
(2)
Represents certain costs associated with non-recurring professional services and other costs, primarily related to the CSI Acquisition and secondary offerings, for the three months ended September 30, 2025 and 2024.

(3)
During the quarter, the Company received a settlement offer with the Texas Comptroller’s office to resolve the outstanding Texas sales and use tax matters. Under this settlement arrangement, the Company would be subject to interest and penalties for all open periods totaling $28.0 million.

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
The following table reconciles net cash provided by operating activities, to discretionary cash flow and free cash flow, for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Net cash provided by operating activities	$113,378	$36,878	$404,878	$209,502
Maintenance capital expenditures	(19,765)	(21,553)	(53,737)	(51,342)
Severance expense (1)	—	2,243	376	11,212
Transaction expenses (2)	1,523	2,554	3,309	27,821
Sales tax reserve (3)	27,968	—	27,968	—
Change in operating assets and liabilities	(6,637)	84,479	(26,436)	76,663
Other (4)	185	(1,552)	(7,198)	(8,265)
Discretionary cash flow	$116,652	$103,049	$349,160	$265,591
Growth capital expenditures (5)(6)	(80,330)	(53,022)	(174,279)	(182,500)
Other capital expenditures (5)	(12,202)	(12,093)	(50,858)	(32,406)
Proceeds from sale of assets	9,343	14,566	26,949	14,977
Free cash flow	$33,463	$52,500	$150,972	$65,662

(1)	Represents severance expense related to the CSI Acquisition for the three and nine months ended September 30, 2025 and 2024.
(2)	Represents certain costs associated with non-recurring professional services and other costs, primarily related to the CSI Acquisition, for the three and nine months ended September 30, 2025 and 2024.
(3)
During the quarter, the Company received a settlement offer with the Texas Comptroller’s office to resolve the outstanding Texas sales and use tax matters. Under this settlement arrangement, the Company would be subject to interest and penalties for all open periods totaling $28.0 million.

(4)	Includes non-cash lease expense, provision for credit losses and inventory reserve.
(5)
Growth and other capital expenditures includes a $9.6 million increase and a $13.0 million increase in accrued capital expenditures for the three and nine months ended September 30, 2025, respectively. Growth and other capital expenditures includes a $0.3 million and $3.0 million decrease in accrued capital expenditures for the three and nine months ended September 30, 2024 , respectively.

(6)
Growth capital expenditures includes a non-cash increase in the sales tax accrual on compression equipment purchases of $1.9 million and an increase of $2.5 million for the three and nine months ended September 30, 2025, respectively. These accrual amounts are estimated based on the best-known information as it relates to open audit periods with the State of Texas. Growth capital expenditures includes a non-cash increase in the sales tax accrual on compression equipment purchases of $1.7 million and $21.8 million for the three and nine months ended September 30, 2024, respectively. See Note 13. Commitments and Contingencies to our condensed consolidated financial statements for additional details.

Adjusted Net Income (Loss) and Adjusted Diluted Earnings Per Share
Adjusted net income and adjusted earnings per share are considered non-GAAP measures. Adjusted net income (loss) is defined as net income (loss) excluding (i) severance expenses; (ii) transaction expenses; (iii) sales tax reserve; (iv) loss on disposal of business; (v) loss (gain) on derivatives; (vi) impairment of compression equipment; and (vii) the tax effects of the adjustments. Adjusted earnings (loss) per share is calculated by dividing adjusted net income by the weighted average diluted shares outstanding. We believe these non-GAAP financial measures are useful to investors because they are key measures used by our management team to evaluate our operating performance, generate future operating plans, and make strategic decisions. Adjusted net income (loss) and adjusted earnings (loss) per share are presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP, such as revenues, net income (loss), operating income (loss) or cash flows from operating activities. Adjusted net income (loss) and adjusted earnings per share as presented may not be comparable to similarly titled measures of other companies.
The following tables reconcile net income (loss) to adjusted net income (loss) and diluted earnings per share to adjusted diluted earnings per share, for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Net income (loss)	$(14,197)	$(6,211)	$56,823	$30,734
Severance expense (1)	—	2,243	376	11,212
Transaction expenses (2)	1,523	2,554	3,309	27,821
Sales tax reserve (3)	27,968	—	27,968	—
Loss on disposal of business	33,349	7,024	33,349	7,024
Loss (gain) on derivatives	—	20,327	—	(6,227)
Tax effect of adjustments	(17,104)	(7,186)	(17,665)	(9,052)
Adjusted net income	$31,539	$18,751	$104,160	$61,512

Weighted-average common shares outstanding:
Basic	87,055	84,292	87,540	81,774
Diluted	87,055	84,292	89,667	88,346

Diluted earnings (loss) per common share	$(0.17)	$(0.07)	$0.61	$0.33
Severance expense (1)	—	0.03	—	0.13
Transaction expenses (2)	0.02	0.03	0.04	0.31
Sales tax reserve (3)	0.32	—	0.31	—
Loss on disposal of business	0.38	0.08	0.37	0.08
Loss (gain) on derivatives	—	0.24	—	(0.07)
Tax effect of adjustments	(0.19)	(0.09)	(0.20)	(0.10)
Adjusted diluted earnings per common share	$0.36	$0.22	$1.13	$0.68

(1)	Represents severance expense related to the CSI Acquisition for the three and nine months ended September 30, 2025 and 2024.
(2)	Represents certain costs associated with non-recurring professional services and other costs, primarily related to the CSI Acquisition, for the three and nine months ended September 30, 2025 and 2024.
(3)
During the quarter, the Company received a settlement offer with the Texas Comptroller’s office to resolve the outstanding Texas sales and use tax matters. Under this settlement arrangement, the Company would be subject to interest and penalties for all open periods totaling $28.0 million.

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
As of September 30, 2025 and December 31, 2024, we had $521.5 million and $1.9 billion, respectively, outstanding under the ABL Facility and $325.0 million and $1.4 billion, respectively, outstanding and effective notional amounts of floating to fixed interest rate swap, which we attribute to our borrowings under our ABL Facility. Excluding the effect of interest rate swap, the average annualized interest rate incurred on the ABL Facility for borrowings during the nine months ended September 30, 2025, was approximately 5.94%. We estimate that a 1.0% increase in the applicable average interest rate for the nine months ended September 30, 2025, would have resulted in an estimated $12.9 million increase in ABL-related interest expense excluding the impact of our swaps.
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
Concentration Risk
For the nine months ended September 30, 2025, and year ended December 31, 2024, our four largest customers accounted for approximately 32% and 32%, respectively, of our recurring revenues, with no single customer accounting for more than 14% for either ending period. If any significant customer of ours should discontinue their relationship with us, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2025, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2025, the Company completed the implementation of a new enterprise resource planning (“ERP”) system aimed at enhancing the efficiency and accuracy of its financial reporting processes. There were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table contains information about our purchases of our common stock during the three months ended September 30, 2025. See Note 12. Stockholders’ Equity for further details on our Share Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(2)(3) (in thousands)
July 1-31, 2025	—	$—	—	$15,040
August 1-31, 2025	1,508,750	$33.14	1,508,750	$65,040
September 1-30, 2025	—	$—	—	$65,040
	1,508,750	$33.14	1,508,750	$65,040

(1)	Excludes fees, commissions, and expenses associated with the share repurchases.
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

(3)
Includes the $100.0 million increase to the Share Repurchase Program approved by the Board in August 2015. For more information on common stock repurchases, including excise tax payable in connection therewith, see Note 12. Stockholders’ Equity

Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not Applicable.
Item 5.    Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2025, none of our directors or “officers” (as such term is defined in Rule16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).
Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934
Section 13(r) of the Securities Exchange Act of 1934, as amended, requires an issuer to disclose certain information in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, transactions or dealings with individuals or entities subject to specific U.S. economic sanctions during the reporting period.

In the first quarter of 2025, the Company received a report regarding certain payments to local government officials in Mexico that commenced prior to the Company’s acquisition of its Mexican affiliate in connection with the April 1, 2024 CSI Acquisition that may present potential compliance issues under U.S. law. In response, the Company retained outside counsel to conduct an internal investigation of the reported payments, including whether any payments made may be indirectly benefiting individuals associated with certain criminal cartel organizations, some of which may be designated as foreign terrorist organizations (“FTOs”) and Specially Designated Global Terrorists (“SDGTs”) per Executive Order 14157 of January 20, 2025. The investigation is substantially complete and has determined that certain payments likely were made to persons associated with an organization designated as SDGT. The payments appear to have been made in order to protect employees of the Mexican business from threats of harm or harassment, and to ensure access to work sites. At this time, the Company believes the aggregate amount of these payments was not material. The Company sold its operations and legal entities in Mexico on September 30, 2025.

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

4.4
Indenture, dated as of September 5, 2025, by and among Kodiak Gas Services, LLC, the guarantors thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on September 10, 2025).

4.5
Supplemental Indenture, dated as of September 22, 2025, by and among Kodiak Gas Services, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 23, 2025).

10.1
Fourth Amendment to Fourth Amended and Restated Credit Agreement and Second Amendment to Third Amended and Restated Security and Pledge Agreement, dated as of September 5, 2025, by and among Kodiak Gas Services, LLC, Kodiak Gas Services, Inc. the other obligors party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on September 10, 2025).

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

Kodiak Gas Services, Inc.

Date: November 5, 2025	By:	/s/ John B. Griggs
John B. Griggs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2025	By:	/s/ Ewan W. Hamilton
Ewan W. Hamilton
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)