Form 10-Q/A
period 2025-09-30
Kodiak Gas Services, Inc.
filed 2025-11-07
CIK 1767042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Kodiak Gas Services, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025, which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 5, 2025 (the “Original Filing”). This Amendment is being filed to revise Part II “Item 5. Other Information” by adding Rule 10b5-1 trading arrangements entered into by each of Cory Roclawski and Kelly Battle during the quarter ended September 30, 2025, which was inadvertently omitted from the disclosure included in the Original Filing.
In addition, as required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment, under Item 6 hereof, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002), as no financial statements are being filed with this Amendment.
Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in Original Filing or reflect any events that have occurred after the Original Filing was made. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original Filing was made. No changes have been made to the financial statements of the Company as contained in the Original Filing. Accordingly, this Amendment should be read together with the Original Filing and the Company’s other filings with the SEC.

Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended September 30, 2025, the following officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
Other than as disclosed below, no directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Name	Title	Adoption Date	Expiration Date	Aggregate # of securities to be sold
Cory Roclawski	Executive Vice President and Chief Human Resource Officer	September 16, 2025	August 20, 2027	59,621 (1)
Kelly Battle	Former Executive Vice President, Chief Legal Officer, Compliance Officer and Corporate Secretary	September 16, 2025	August 20, 2027	80,196 (1)
(1)The Rule 10b5-1 trading arrangement allows for the sale of shares subject to future vesting of equity awards, including performance stock unit awards, net of shares withheld for taxes. The exact number of shares sold depends on settlement outcomes and tax withholdings, and therefore is not yet determinable.
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

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kodiak Gas Services, Inc.

Date: November 6, 2025	By:	/s/ John B. Griggs
John B. Griggs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2025	By:	/s/ Ewan W. Hamilton
Ewan W. Hamilton
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)