Form 10-K
period 2025-12-31
Kodiak Gas Services, Inc.
filed 2026-02-26
CIK 1767042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission file number 001-41732
Kodiak Gas Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	83-3013440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9950 Woodloch Forest Drive, Suite 1900, The Woodlands, Texas	77380
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: 936 539-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	KGS	New York Stock Exchange NYSE Texas, Inc.
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2025 based on the closing price of $34.27 for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $1.9 billion. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 85,869,390 shares of common stock as of February 23, 2026.
Documents incorporated by reference. Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2025.

Commonly Used Defined Terms
As used in this Annual Report on Form 10-K (this “Annual Report”), unless the context indicates or otherwise requires, the terms listed below have the following meanings:
•“ABL Credit Agreement” means that certain Fourth Amended and Restated Credit Agreement, dated as of March 22, 2023, among Frontier Intermediate Holding, LLC, Kodiak Gas Services, LLC, the other obligors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, as amended by the First Amendment thereto, the Second Amendment thereto, the Third Amendment thereto, and the Fourth Amendment thereto;
•“ABL Facility” means our senior secured asset-based revolving credit facility provided under and governed by the ABL Credit Agreement;
•“Company,” “Kodiak,” “we,” “our,” or “us” means Kodiak Gas Services, Inc. and its consolidated subsidiaries;
•“Contract Services” means operating Company-owned and customer-owned compression and gas treating and cooling infrastructure to enable the production, gathering, processing and transportation of natural gas and oil;
•“CSI Acquisition” means the acquisition of CSI Compressco;
•“CSI Compressco” means CSI Compressco LP, a Delaware limited partnership, which the Company acquired on April 1, 2024 pursuant to the agreement and plan of merger, dated as of December 19, 2023, by and among Kodiak Gas Services, Inc., Kodiak Gas Services, LLC, certain of our other indirect subsidiaries, CSI Compressco LP and CSI Compressco GP LLC;
•“DPS” means Distributed Power Solutions, LLC.
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
•“Kodiak Common Stock” means the common stock of Kodiak Gas Services, Inc.;
• "Kodiak Services" means Kodiak Gas Services, LLC, our wholly-owned subsidiary;
•“Kodiak Holdings” means Frontier TopCo Partnership, L.P., an affiliate of EQT AB;
•“Mechanical availability” means the percentage of time each month that our Contract Services equipment is mechanically available to compress gas under the design and operating conditions set forth in the applicable contracts governing each piece of Contract Services equipment; and
•“Share Repurchase Program” means the share repurchase program, approved by our Board of Directors on November 14, 2024 and amended on August 4, 2025, to buy up to an aggregate of $150.0 million of our outstanding common stock. The Share Repurchase Program expires on December 31, 2026.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding:
•Expected operating results, such as revenue growth and earnings, including the integration of acquired businesses into our operations, and our ability to service our indebtedness;
•Anticipated levels of capital expenditures and uses of capital;
•Current or future volatility in the credit markets and future market conditions;
•Potential or pending acquisition transactions or other strategic transactions, including the pending acquisition of DPS, the timing thereof, the receipt of necessary approvals to close such acquisitions, our ability to finance such acquisitions, and our ability to achieve the intended operational, financial, and strategic benefits from any such transactions;
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
•Our ability to successfully integrate any acquired businesses, including DPS, if acquired, and realize the expected benefits thereof in the expected timeframe or at all;
•Our ability to fund purchases of additional compression equipment;
•A deterioration in general economic, business, geopolitical or industry conditions, including as a result of the conflict between Russia and Ukraine, hostilities in the Middle East and developments between the United States and Venezuela, inflation, and slow economic growth in the United States;
•A downturn in the economic environment, as well as continued inflationary pressures;
•The outcome of any pending internal review or any future related government enforcement actions;
•Tax legislation and the impact of changes to applicable tax laws, including the passage of the One Big Beautiful Bill Act (“OBBBA”), and administrative initiatives or challenges to our tax positions;

•The loss of key management, operational personnel or qualified technical personnel;
•Our dependence on a limited number of suppliers;
•The cost of compliance with existing and new governmental regulations, including climate change legislation, and associated uncertainty given the current U.S. federal government administration;
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

SUMMARY RISK FACTORS
Risks Related to Our Business and Our Industry
•A long-term reduction in the demand for, or production of, natural gas or oil could adversely affect the demand for Kodiak’s business and services or the prices Kodiak charges, which could result in a decrease in revenues.
•The loss of one or more of Kodiak’s key customers and/or the deterioration of the financial condition of any of its customers would result in a decrease in Kodiak’s revenues and could adversely affect its financial results.
•Kodiak may have difficulty in completing the acquisition of Distributed Power Solutions, LLC, in successfully integrating it and/or in achieving the expected growth, cost savings and/or synergies from such acquisition.
•Kodiak faces competition that may cause it to lose market share and have an adverse effect on its financial condition.
•Kodiak’s customers may choose to vertically integrate which may have an adverse effect on Kodiak’s business.
•After the primary term of Kodiak’s contracts, such contracts are cancellable on 30 to 90 days’ notice, and Kodiak cannot be sure that such contracts will be extended or renewed after the end of the initial contractual term.
•The majority of Kodiak’s operations are located in the Permian Basin and Eagle Ford Shale, making Kodiak vulnerable to risks associated with operating in limited geographies, which could have an impact on its revenues.
•Kodiak may be unable to access the capital and credit markets or borrow on affordable terms to obtain additional capital that Kodiak may require, which could have a material adverse effect on its business.
•Kodiak’s fleet may require additional expenses to maintain, which could adversely impact its financial results.
•Impairment in the carrying value of long-lived assets, could reduce Kodiak’s earnings.
•Kodiak has in the past been, and may in the future be, subject to sales tax audits in jurisdictions where Kodiak operates. As a result, Kodiak may incur material unanticipated sales tax liabilities.
•Kodiak might be unable to employ or retain qualified technical personnel, which could hamper its present operations, limit its ability to grow or increase its costs.
•Any unionization efforts or labor regulation changes could divert management’s attention and could have a materially adverse effect on Kodiak’s operating results or limit Kodiak’s operational flexibility.
•Kodiak depends on a limited number of suppliers, and, Kodiak is vulnerable to product shortages, long lead times and price increases, which could have a negative impact on Kodiak’s results of operations
•Kodiak’s operations entail risks that may result in interruption of Kodiak’s operations and/or substantial liability.
•If Kodiak does not satisfy its mechanical availability guarantee, a customer may terminate its contracts.
Risks Related to Regulatory Matters
•Kodiak’s operations are subject to stringent regulations and changing expectations of other stakeholders, and changes in these regulations and/or expectations could increase Kodiak’s costs or liabilities.
•New regulations, proposed regulations and proposed modifications to existing regulations under The Clean Air Act (“CAA”), could result in increased compliance costs and changes in customers’ demand and desired suppliers.
•A climate-related decrease in demand for natural gas and oil could negatively affect Kodiak’s business.
•Kodiak’s business is subject to climate-related transitional risks, including legislation, regulatory initiatives and stakeholder pressures, which could result in increased operating expenses, financial risks and reduction in demand for Kodiak’s services.
•Kodiak’s financial results could be significantly impacted by uncertainty in U.S. trade policy, including uncertainty surrounding changes in tariffs, trade agreements or other trade restrictions.

•Regulatory initiatives relating to the protection of endangered or threatened species in the United States could have an adverse impact on Kodiak’s and its customers’ ability to expand operations.
Risks Related to Intellectual Property, Information Technology and Cybersecurity
•Kodiak may be sued for infringement, misappropriation, dilution or other violation of their intellectual property or proprietary rights, any of which could adversely affect Kodiak’s business and results of operations.
•Kodiak’s reliance on third-party components for its IT systems could disrupt its business.
•Kodiak is subject to legal and reputational risks and expenses relating to the privacy, use and security of employee and customer information, which could negatively affect Kodiak’s business.
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
Risks Related to Kodiak’s Indebtedness
•Kodiak’s indebtedness could affect its financial condition and impair Kodiak’s ability to operate its business.
•Kodiak may not be able to generate sufficient cash to service all of its indebtedness and may be forced to take other actions to satisfy its obligations under its indebtedness, which may not be successful.
•The terms of the ABL Credit Agreement and the indentures governing Kodiak’s senior notes may restrict Kodiak’s current and future operations, particularly Kodiak’s ability to respond to changes or to take certain actions.
Risks Related to Owning Kodiak Common Stock
•The Kodiak Charter and Kodiak Bylaws contain provisions that could delay, discourage or prevent a takeover attempt even if a takeover might be beneficial to Kodiak’s stockholders, and such provisions may adversely affect the market price of Kodiak Common Stock.
•Kodiak cannot assure you that it will be able to pay dividends on the Kodiak Common Stock.
General Risks
•A financial crisis or deterioration in general economic, business or industry conditions could materially adversely affect Kodiak’s results of operations, financial condition and ability to pay dividends on Kodiak Common Stock.
•Inflation may adversely affect Kodiak by increasing costs beyond what it can recover through price increases and limit its ability to enter into future traditional debt financing.

Part I
Item 1.    Business
Overview
We are a leading provider and operator of large horsepower contract compression infrastructure in the U.S, supporting the critical movement and processing of natural gas across key production regions. Through our wholly-owned subsidiary, Kodiak Services, formed in 2011, we have built and operated a substantial fleet of high-reliability compression assets for more than a decade. On July 3, 2023, we completed our IPO and our common stock is currently trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “KGS.” Our business is centered on long‑term customer relationships, operational excellence, and disciplined capital deployment, positioning us to deliver stable performance while supporting the essential infrastructure needs of the domestic energy industry.
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
We focus on and are an industry leader in large horsepower compression. Approximately 80% of our 4.5 million overall fleet horsepower is categorized as large horsepower, which we define as horsepower in an amount greater than 1,000 arising from a single unit. Due to lower initial reservoir pressures, production from unconventional resources such as the Permian Basin and Eagle Ford Shale requires significantly more compression horsepower than from conventional production. This need for additional horsepower in those regions supports our large horsepower strategy. Additionally, increased demand for large horsepower infrastructure is driven by multi-well pad drilling, overall well density, and large-scale gathering systems.
We believe the quality of our relationships with our customers, the historical reliability of our Contract Services and the structure of our contracts produce stable, recurring cash flow. The combination of the reliability and critical nature of our assets, the strong capabilities of our workforce, the strength of our customer relationships and contract structures, and our market leadership in the prolific Permian Basin have resulted in a historically high fleet utilization for our company. We are focused on being a resilient and sustainable enterprise and we seek to be a responsible operator that provides safe, reliable and efficient energy solutions. We will continue to innovate processes and technologies to assist our customers in meeting their emission reduction goals, while striving to provide a safe, inclusive and supportive environment for our employees and the communities where we operate. Finally, we operate our business with integrity and ethics and maintain a corporate governance structure that includes appropriate oversight and transparency in all aspects of our operations.
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
We believe our customers will continue to outsource a portion of their compression infrastructure needs, allowing them to limit their capital investments in compression equipment and increase their free cash flow or deploy capital on projects directly related to their core businesses. By outsourcing compression infrastructure, customers can efficiently address their changing compression requirements over time. Additionally, our customers benefit from the technical skills of our specialized personnel, and our focus on reliability and emissions reduction helps them advance their sustainability goals.
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
Our Assets
Our compression asset base includes both high-quality, large and medium & small horsepower units. These assets serve as essential infrastructure in high-volume gas gathering systems, processing facilities, multi-well gas lift applications, and natural gas transmission systems. The horsepower our fleet provides is characterized by a focus on large horsepower compression units, which aligns with the evolving industry demand for such units. Large horsepower compression units enable multi-well pad development, reduce downtime, improve overall unit economics and provide lower emissions per horsepower relative to small horsepower compression units. Fleet standardization and continued geographic concentration allow us to lower our cost of operations and improve margins through economies of scale.
Below is a tabular overview of our fleet by horsepower as of December 31, 2025:

(in thousands, except percentages)	Fleet Horsepower	Percent of Total Horsepower	Number of Units	Percent of Units
Large horsepower >1,000 horsepower	3,553	80%	2,163	46%
Medium & small horsepower <1,000 horsepower	903	20%	2,573	54%
Total	4,456	100%	4,736	100%
We have standardized our fleet and operational processes, creating an effective fleet maintenance program and spare parts inventory, and efficient and resilient supply chain. Additionally, our assets are designed to serve a wide variety of large horsepower applications, such as gathering, processing and transportation of natural gas and centralized gas lift of oil.
Our Key Areas of Operation
We strategically focus on deploying our compression assets in leading onshore U.S. regions with long production horizons. We believe partnering with top-tier customers in regions with multi-decade resource life will support continued strong utilization and recontracting of our assets through energy industry and broader macroeconomic cycles.
As of December 31, 2025, approximately 82.8% of our compression assets were deployed in the Permian Basin and Eagle Ford Shale. The United States Energy Information Administration (“EIA”) expects continued growth in U.S. natural gas production through 2050, led by associated gas from the Permian Basin. We believe these two regions contain some of the largest and lowest-cost unconventional oil and natural gas resources in the U.S. Additionally, there are significant liquefied natural gas (“LNG”) export projects in development, and U.S. LNG export capacity is expected to continue to expand as additional projects are deployed, constructed and placed into service, according to the EIA. We expect this to translate into continued Permian Basin and Eagle Ford Shale natural gas production growth, and, in turn, ongoing demand for additional compression horsepower in these basins. We believe the U.S. will remain a significant net exporter of natural gas over the coming decades and therefore play an increasingly important role in global energy security, as the world continues to require reliable and growing natural gas and oil production to support increasing global energy demand. In addition to the Permian Basin and Eagle Ford Shale, we have compression assets in other key U.S. producing regions, including the Powder River Basin, Mid-Continent Region, DJ Basin, Appalachian Basin, Barnett Shale / East Texas Region and Black Warrior Basin.
Customers
We have established long-term commercial relationships with leading upstream and midstream customers in our key areas of operations. We believe alignment with our customers’ operational objectives is a key differentiator to our business, and our reputation for high mechanical availability has been central to earning and maintaining customer loyalty. We believe mechanical availability is a critical consideration for a customer in making its contract compression decisions, and we prioritize maintaining a consistently high level of mechanical availability to support customer uptime and contribute to stable revenue generation. We believe these factors position us as a preferred provider of large-horsepower contract compression services.
We employ a systematic and selective customer evaluation process that considers factors such as customers’ creditworthiness, size, and geological asset quality. For the years ended December 31, 2025, 2024 and 2023, our four largest customers accounted for approximately 32%, 32%, and 33%, respectively, of our total revenues. Each of these customers is a S&P 500 constituent and investment grade-rated upstream or midstream company active in the Permian Basin. There was one customer accounting for more than 10% of total revenues in each of 2025, 2024 and 2023.
Our Sustainability Leadership
The energy industry continues to evolve as operators balance the need for reliable, affordable energy with changing regulatory and operational expectations. Our focus remains on being one of the most sustainable and responsible operators of contract compression infrastructure. Furthermore, we strive to provide a safe and supportive environment for the communities in which we live and the customers and employees with whom we work. We seek to continuously improve our operations, relationships with our stakeholders and ultimately maintain our position as a sustainable and responsible operator of contract compression infrastructure.
As part of our long-term strategy, we invest in modern compression equipment designed to meet stringent U.S. air-quality regulatory standards in challenging operating regions. It is important that we continue to develop and implement innovative strategies and technologies that further reduce emissions intensity and improve the operational reliability of our business. Many of our upstream and midstream customers have established operational or environmental objectives, and we work with them to provide compression solutions that align with their requirements.
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
Our employees are central to our success. We maintain a robust safety culture that permeates all aspects of our business. Our comprehensive training program emphasizes safety, improving technical skills and professional development for employees across functional areas. This program is further bolstered through a virtual training program to better prepare our employees to safely address situations in the field. We created the Kodiak Cares Foundation to support employees and charitable causes in the communities in which we live and operate. We also remain committed to supporting veterans through targeted recruiting and hiring efforts and partnerships with organizations that assist veterans and active-duty military.
Compression Industry
Compression is a mechanical process whereby natural gas is compressed to a smaller volume resulting in higher pressures. This process is critical for the production, gathering, and transportation of natural gas. Without the increased pressure, gas cannot flow from the wellhead to end-markets. With the development of unconventional natural gas and oil resources, compression infrastructure becomes even more critical for the following reasons:
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
•The use of centralized gas lift as one of the more effective and efficient artificial lift technologies for the production of crude oil and is widely used by U.S. oil and gas producers in key unconventional basins like the Permian Basin and the Eagle Ford Shale.
General Contract Services Contract Structures
The following discussion describes the material terms generally common to our Contract Services contracts allocated to our Contract Services reporting unit. We maintain a general gas compression agreement with each of our customers and separate addenda for each compression unit.
Term and Termination
Our contracts typically have a primary term length between one and seven years, depending on the customer, application, location, and size of the compression unit, with large horsepower typically contracted for a primary term of three to five years. After the expiration of the primary term, our contracts continue on a month-to-month basis until renewed or until the contract is terminated by us or our customer, upon written notice. As of December 31, 2025, approximately 9.0% of our revenue-generating horsepower was on a month-to-month contract term.
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
Air Emissions
The CAA and comparable state laws regulate emissions of air pollutants from various industrial sources, including natural gas compressors, and impose certain monitoring and reporting requirements. Such emissions are regulated by air emissions permits, which are applied for and obtained through various state or federal regulatory agencies. Our standard natural gas Contract Services contract provides that the customer is responsible for obtaining air emissions permits and assuming the environmental risks related to site operations, but new regulatory requirements could have the effect of making projects more costly than our customers expected and could require the installation of more costly emissions controls, which could cause some of our customers not to pursue certain projects.

There can be no assurance that future requirements compelling the installation of more costly emission control equipment would not have a material adverse impact on our business, financial condition, results of operations and cash available for distribution. For additional information and associated risks, see the section titled “Risk Factors—Risks Related to Our Business and Our Industry—New regulations, proposed regulations and proposed modifications to existing regulations under the CAA, if implemented, could result in increased compliance costs and changes in customers’ demand and desired suppliers” of this Annual Report.
Climate Change
Climate change and greenhouse gas (“GHG”) emissions reduction initiatives continue to attract considerable public and scientific attention. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas, are examples of GHGs. In recent years, the U.S. Congress has considered legislation to restrict or regulate GHG emissions. A number of states have also begun to address GHG emissions, primarily through the planned development of emissions inventories or regional GHG cap and trade programs. Depending on the particular program, we could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations. The Inflation Reduction Act of 2022 also amended the CAA to require the Environmental Protection Agency (the “EPA”) to impose a “waste emissions charge” on certain oil and gas sources that are already required to report under the EPA's Greenhouse Gas Reporting Program. In November 2024, the EPA finalized a rule implementing the Inflation Reduction Act’s methane emissions requirements. However, in March 2025, the Trump Administration implemented a Congressional Review Act disapproval of the methane charge regulatory provisions.
Independent of Congress, the EPA has promulgated regulations controlling GHG emissions under its existing CAA authority. The requirement for certain large sources of GHG emissions to obtain and comply with permits could affect some of our and our customers’ largest new or modified facilities going forward but is not expected to cause us to incur material costs. The EPA has undertaken efforts to regulate emissions of methane (considered a GHG) in the natural gas and oil sector, with the adoption of additional, more stringent rules. It is currently unclear whether or to what extent the Trump Administration may reconsider these standards. See the section titled “Risk Factors—Risks Related to Our Business and Our Industry—New regulations, proposed regulations and proposed modifications to existing regulations under the CAA, if implemented, could result in increased compliance costs and changes in customers’ demand and desired suppliers” of this Annual Report.
At the international level, the U.S. participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France (“COP21”), resulting in an agreement intended to nationally determine the participants’ contributions and set GHG emission reduction goals every five years beginning in 2020 (the “Paris Agreement”). While the Paris Agreement does not impose direct requirements on emitters, national plans to meet its pledge could result in new regulatory requirements or initiatives. Various state and local governments have also publicly committed to furthering the goals of the Paris Agreement. However, in January 2025, President Trump withdrew the United States from the Paris Agreement. Consequently, we cannot predict whether these pledges made during these international climate change meetings will lead to new regulatory requirements or initiatives or whether such requirements or initiatives will cause us to incur material costs should the U.S.’s participation in the Paris Agreement again change in the future.
Additionally, the U.S. Securities and Exchange Commission (“SEC”) adopted a final rule in March 2024 requiring disclosures on climate-related risks and impacts, governance, targets and Scope 1 and Scope 2 greenhouse gas emissions, but not Scope 3 emissions. Litigation in the U.S. Court of Appeals for the Eighth Circuit is ongoing, but as of early 2026, the SEC has withdrawn its defense of the rule. Thus, the ultimate scope, timing, and impact on our business remain uncertain, but compliance, if required, may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on our personnel, systems and resources.

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
Water Discharge
The Clean Water Act (“CWA”) and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States (“WOTUS”). The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. The CWA also requires the development and implementation of spill prevention, control and countermeasures, including the construction and maintenance of containment berms and similar structures, if required, to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak at such facilities. Additionally, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The Oil Pollution Act of 1990, as amended (the “OPA”), amended the CWA and established strict liability and natural resource damages liability for unauthorized discharges of oil into waters of the U.S. The OPA requires owners or operators of certain onshore facilities to prepare facility response plans for a discharge of oil into waters of the United States. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA, OPA, and analogous state laws and regulations. Our Contract Services do not currently generate process waste waters that are discharged into waters of the United States and we do not foresee this occurring in the future. In any event, our customers assume responsibility under the majority of our standard gas compression agreements for obtaining any permits that may be required under the CWA, whether for discharges or developing property by filling wetlands. Considerable legal uncertainty exists surrounding the standard for what constitutes jurisdictional waters and wetlands subject to the protections and requirements of the CWA.
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
Solid and Hazardous Waste
The Resource Conservation and Recovery Act (“RCRA”) and comparable state laws control the management and disposal of hazardous and non-hazardous waste. These laws and regulations govern the generation, storage, treatment, transfer and disposal of wastes that we generate including, but not limited to, used oil, antifreeze, filters, sludges, paint, solvents and sandblast materials. The EPA and various state agencies have limited the approved methods of disposal for these types of wastes. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of natural gas, natural gas liquids and oil, if properly handled, are currently exempt from regulation as hazardous waste under RCRA and, instead, are regulated under RCRA’s less stringent non-hazardous waste provisions, state laws or other federal laws. However, any change in classification could result in an increase in the costs to manage and dispose of wastes, which could increase the costs of our customers’ operations.

Site Remediation
The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and comparable state laws impose strict, joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release of a hazardous substance into the environment. These persons include the owner and operator of a disposal site where a hazardous substance release occurred and any company that transported, disposed of or arranged for the transport or disposal of hazardous substances released at the site. Under CERCLA, such persons may be liable for the costs of remediating the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. Additionally, where contamination may be present, it is not uncommon for the neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs. Under most of our contracts, our customers must contractually indemnify us for certain damages we might incur as a result of the release into the environment of hazardous and toxic substances. Although we generate materials in the course of our operations that may be regulated as hazardous substances, we have not received notification that we may be potentially responsible for cleanup costs under CERCLA at any site and we are not currently responsible for any remedial activities at any properties we use. However, there is always the possibility that our future use of those properties may result in spills or releases of petroleum hydrocarbons, wastes or other regulated substances into the environment that may cause us to become subject to remediation costs and liabilities under CERCLA, RCRA or other environmental laws. We cannot provide any assurance that the costs and liabilities associated with the future imposition of such remedial obligations upon us would not have a material adverse effect on our operations or financial position.
Endangered Species Act and Migratory Birds
The Endangered Species Act (“ESA”) was established to protect endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species or its habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (“MBTA”) and to bald and golden eagles under the Bald and Golden Eagle Protection Act (“BGEPA”). The presence of any protected species or the final designation of previously unprotected species as threatened or endangered in areas where we operate could result in increased costs from species protection measures or could result in limitations, delays, or prohibitions on our customers’ exploration and production activities.
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
Human Capital
Employees
As of December 31, 2025, we had approximately 1,300 full-time employees. None of our employees are subject to collective bargaining agreements.
We offer competitive and comprehensive compensation and benefits packages that include annual bonuses, stock awards, a 401(k) plan with employer contribution, healthcare and insurance benefits, health savings account with employer contribution, dependent care flexible spending account, paid time off, family leave, an employee assistance program and tuition assistance, among many other benefits.
Safety, Health and Wellness
Safety is a core value of our Company. The success of our business depends fundamentally on the well-being of our people, and so we are committed to the safety, health and wellness of our employees. Our comprehensive safety program emphasizes education, training, standard operating procedures, policies, and reporting to empower employees to perform tasks using best safety practices.

Talent Development
We invest significant resources in developing the skilled workforce required to deliver our industry‑leading Contract Services. Our talent development programs combine technical training, professional development, and leadership readiness to support employee growth and ensure consistent, high‑quality service.
A core component of our technical training platform is our Technician Fundamentals program taught at our dedicated hands-on training facility, BEARS Academy. The Technician Fundamentals program provides a structured hands-on learning opportunity for both new and experienced technicians when they join Kodiak. The curriculum covers natural gas compression fundamentals, safety procedures, engine and compressor components and systems, electrical systems and panel boards, preventative maintenance, and troubleshooting, supplemented by virtual-reality scenarios for key standard operating procedures such as LOTO (lockout/tagout) and startup and shutdown. In 2025, over 270 employees graduated from the three-week Technicians Fundamentals program. BEARS Academy is also home to several other technical training courses, where our employees gain hands-on instruction in a safe, controlled environment, alongside a qualified trainer that enables them to practice with tools on equipment they work on every day. Kodiak maintains a formal technical training curriculum spanning multiple levels of technical proficiency to continuously invest in the development of our technicians’ learning. With a wide range of both internally developed courses and supplier-supported courses at BEARS Academy, our employees have gained tremendous skills and foundational competencies across our technical operations. To further expand capacity and strengthen our technical pipeline, we are constructing a significantly larger, state-of-the-art training facility for our new BEARS Academy home in Midland, scheduled to open in summer 2026.

In addition to technical training, Kodiak recognizes the importance of professional development, regardless of role or position. We provide both skill-based and job-specific courses designed to encourage all employees to grow in a manner that is meaningful to them. Our robust manager curriculum including topics such as coaching, performance management, conflict resolution, and financial training supports the transition and enhances leadership capabilities across the organization.
Recent Developments
Pending Acquisition of Distributed Power Solutions
On February 5, 2026, the Company entered into a purchase agreement to acquire DPS, a provider of distributed power solutions in an equity and cash transaction valued at approximately $675.0 million at the time of signing per the terms of the purchase agreement, subject to adjustment in accordance with the purchase agreement. Per the terms of the purchase agreement, the purchase price includes $575.0 million in cash, subject to adjustment in accordance with the purchase agreement, and the issuance of 2,401,278 shares, representing approximately $100.0 million of the Company’s common stock based on the volume weighted average price of the Company’s stock price for the five days prior to February 5, 2026 of $41.64 to the sellers. The obligations of each of the parties to consummate the transactions contemplated by the purchase agreement are subject to customary conditions. The Company has agreed to pay to the sellers a termination fee of $37.1 million in the event the purchase agreement is terminated under certain circumstances.
Secondary Offerings and Share Repurchases
During 2025, affiliates of EQT AB, primarily Frontier TopCo Partnership, L.P., executed a series of secondary public offerings and Rule 144 sales of our common stock. In addition, we repurchased over 2.7 million shares from EQT affiliates during 2025 pursuant to our Share Repurchase Program. In the aggregate, these transactions reduced EQT’s ownership position from approximately 43.1% at the beginning of the year to zero by December 2, 2025. In total, approximately 38.5 million shares were sold by EQT affiliates in non-dilutive transactions, and we did not receive any proceeds from these offerings.
Dispositions
On September 30, 2025, we sold our operations and legal entities in Mexico to a third-party buyer as part of a strategic refocus on core U.S. contract compression activities. The disposal resulted in a $33.3 million net loss.
Dividends
On January 28, 2026, our Board declared a quarterly dividend of $0.49 per share of common stock, or approximately $43.1 million, which was paid on February 20, 2026 to stockholders of record at the close of business on February 13, 2026

Available Information
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
Item 1A.    Risk Factors
An investment in our common stock involves a high degree of risk. As described in Part I “Disclosure Regarding Forward-Looking Statements,” this Annual Report contains forward-looking statements regarding us, our business, and our industry. The risk factors described below, among others, could cause our actual results to differ materially from the expectations reflected in the forward-looking statements. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our common stock could decline, and stockholders could lose all or part of their investment. Such risks include, but are not limited to:
Risks Related to Our Business and Our Industry
A long-term reduction in the demand for, or production of, natural gas or oil could adversely affect the demand for Kodiak’s business and services or the prices Kodiak charges for Kodiak’s business and services, which could result in a decrease in Kodiak’s revenues.
The demand for Kodiak’s business and services depends upon the continued demand for, and production of, natural gas and oil. The natural gas and oil industry is historically cyclical with levels of activity that are significantly affected by the levels and volatility of natural gas and oil prices. Kodiak may experience fluctuations in operating results as a result of the reactions of Kodiak’s customers to changes in natural gas and oil prices. Demand may be affected by, among other factors, natural gas prices, oil prices, weather, availability of alternative energy sources and the overall demand for energy. Additionally, in response to increased domestic energy costs, a declared national emergency, or other circumstances determined to be in the economic or other interest of the country, the U.S. government could restrict or ban the export of natural or oil, which would affect demand and could adversely affect our business. For example, in January 2024, in response to concerns from environmental groups, the U.S. announced a temporary pause on new authorizations of certain LNG exports, although the pause was subsequently lifted in January 2025. Any prolonged, substantial, material reduction in the demand for natural gas or oil would likely depress the level of production activity and result in a decline in the demand for Kodiak’s business and services, which could result in a reduction in Kodiak’s revenues.
The loss of one or more of Kodiak’s key customers and/or the deterioration of the financial condition of any of its customers would result in a decrease in Kodiak’s revenues and could adversely affect its financial results and may have a material adverse effect on Kodiak’s financial condition.
The loss of one or more of Kodiak’s key customers may have a material adverse effect on its business, results of operations and financial condition. See Part II, Item 7.A, Concentration Risk, within this Annual Report for quantification of customer concentration. Further, during times when the natural gas or oil markets weaken, Kodiak’s customers are more likely to experience financial difficulties, including being unable to access debt or equity financing, which could result in a reduction in Kodiak’s customers’ spending for Kodiak’s services. A significant decline in commodity prices may cause certain of Kodiak’s customers to reconsider their near-term capital budgets, which may impact large-scale natural gas infrastructure and oil production activities. Reduced demand for Kodiak’s services could adversely affect its business, results of operations, financial condition and cash flows.
Kodiak may have difficulty in completing the acquisition of Distributed Power Solutions, LLC, in successfully integrating it and/or in achieving the expected growth, cost savings and/or synergies from such acquisition.
Kodiak recently announced our intent to acquire Distributed Power Solutions, LLC, a leading provider of turnkey, scalable and highly-reliable distributed power solutions serving a diverse set of customers and end markets. Even though Kodiak has executed a definitive agreement for the acquisition, there can be no assurance that Kodiak will be able to consummate the transaction. In addition, even if Kodiak completes the acquisition, Kodiak may not be able to successfully address inherent risks in a timely manner, or at all. These inherent risks include, among other things: failure to achieve all or any expected growth, cost savings, synergies or other anticipated benefits of the acquisition; failure to successfully integrate the purchased operations and maintain uniform standard controls, policies and procedures; substantial unanticipated integration costs; loss of key employees, including those of the acquired business; diversion of management's attention from other business concerns; failure to retain the customers of the acquired business; additional debt and the assumption potentially unknown liabilities; and amortization of expenses. If we fail to successfully integrate DPS, Kodiak may not realize all or any of the anticipated benefits of the acquisition, and our future results of operations could be adversely affected.
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
Kodiak’s customers that are significant producers, processors, gatherers and transporters of natural gas and oil may choose to vertically integrate their operations by purchasing and operating their own compression fleets in lieu of using Kodiak’s business and services for a variety of reasons, including customer reactions to changes in the pricing of our services, revised customer capital allocation strategies, failure to meet certain customer safety standards or any other reason. There are many technologies available for the artificial enhancement of oil production, and Kodiak’s customers may elect to use these alternative technologies instead of the gas lift compression Kodiak provides. Such vertical integration or use of alternative technologies could result in decreased demand for Kodiak’s business and services, which may have a material adverse effect on Kodiak’s business, results of operations and financial condition, and reduce its cash available for distribution.
After the primary term of Kodiak’s contracts, such contracts are cancellable on 30 to 90 days’ notice, and Kodiak cannot be sure that such contracts will be extended or renewed after the end of the initial contractual term. Any such non-renewals, or renewals at reduced rates or the loss of contracts with any significant customer, could adversely impact Kodiak’s financial results.
The length of Kodiak’s Contract Services contracts with customers varies based on operating conditions and customer needs. As of December 31, 2025, approximately 9.0% of Kodiak’s revenue-generating horsepower was on a month-to-month basis with customers who continue to utilize Kodiak’s services following expiration of the primary term of their contracts. These customers can generally terminate their month-to-month Contract Services contracts on 30 to 90 days’ notice. Kodiak cannot be sure that a substantial number of these contracts will be extended or renewed by Kodiak’s customers or that any of Kodiak’s customers will continue to contract with Kodiak. The inability to negotiate extensions or renew a substantial portion of Kodiak’s Contract Services contracts, the renewal of such contracts at reduced rates, the inability to contract for additional services with Kodiak’s customers, or the loss of all or a significant portion of Kodiak’s services contracts with any significant customer, could lead to a reduction in revenue and net income and could require Kodiak to record additional asset impairments. This could have a material adverse effect upon Kodiak’s business, results of operations and financial condition.
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
Taxing authorities in the jurisdictions in which Kodiak operates have in the past, and may in the future, audit Kodiak or otherwise challenge the amount of sales tax Kodiak has collected or paid. As a result, Kodiak may incur material unanticipated sales tax liabilities. For example, from October 2019 through April 2023, Kodiak received notices of audits from the State of Texas Comptroller’s office for the periods covering December 2015 through November 2023 (the “Sales Tax Audit”). During 2025, Kodiak received a settlement offer from the Texas Comptroller’s office to resolve certain of the outstanding Texas sales and use tax matters, pursuant to which Kodiak would be subject to interest and penalties for all open periods totaling $28.0 million. Kodiak has accepted the Texas Comptroller settlement offer for the Sales Tax Audit and is currently in the process of reviewing all open periods with the Texas Comptroller’s office.
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
No Kodiak employees are represented by a union in collective bargaining with Kodiak. However, efforts could be made by employees and third parties from time to time to unionize portions of Kodiak’s workforce. In addition, Kodiak may be subject to strikes or work stoppages and other labor disruptions in the future. Any unionization efforts, collective bargaining agreements or work stoppages could have a materially adverse effect on Kodiak’s operating results or limit its operational flexibility. Further, our response to any union organizing efforts could negatively impact how our brand is perceived by our employees and customers and have material adverse effects on our business and future results.
Kodiak depends on a limited number of suppliers, and, particularly as a result of supply chain and logistics disruptions resulting from geopolitical disruptions and the resulting inflationary environment, Kodiak is vulnerable to product shortages, long lead times and price increases, which could have a negative impact on Kodiak’s results of operations.
The substantial majority of the components for Kodiak’s natural gas compression equipment are supplied by a limited number of key vendors. Kodiak’s reliance on these suppliers involves several risks, including price increases and a potential inability to obtain an adequate supply of required components in a timely manner on account of supplier nonperformance, extended lead times or otherwise. Kodiak also relies primarily on a limited number of vendors to package and assemble its compression units. Kodiak does not have long-term contracts with these suppliers or packagers, and a partial or complete loss of any of these sources could have a negative impact on Kodiak’s results of operations and could damage its customer relationships. In addition, the preferences of Kodiak’s customers with respect to particular vendors may change, which could require Kodiak to find new vendors. Some of these suppliers manufacture the components Kodiak purchases in a single facility, and any damage to that facility could lead to significant delays in delivery of completed compression units to Kodiak.
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
Kodiak’s gas compression contracts provide a guarantee of specified mechanical availability of 95.0% to 98.0%. The calculation for mechanical availability includes any downtime that is incurred as a result of Kodiak’s operations, such as mechanical shutdowns, maintenance events and repairs or overhauls, but does not include any downtime caused by a mechanical failure or shutdown that occurs as a result of improper gas or objectionable liquids or solids in the gas or fuel stream, insufficient gas available for compression or fuel, any shutdown due to the applicable customer’s production or processing operations, or downtime not directly caused by Kodiak, including downtime due to “force majeure” events, such as acts of God, acts related to terrorism, strikes, lockouts and/or accidents. A failure to satisfy mechanical availability requirements under a contract for three consecutive months could result in termination of the applicable contract by the customer, which could have an adverse effect on Kodiak’s financial results.
Acts or threats of terrorism, acts of war, social unrest, cyber or physical security attacks, and other malicious acts of individuals or groups seeking to disrupt Kodiak’s operations could adversely impact Kodiak’s business, financial condition, and results of operations.
Kodiak’s operations are potential targets for terrorist acts and threats, acts of war, social unrest, cyber and physical security attacks, and other disruptive activities of individuals or groups, including by nation states or nation state-sponsored groups. There have been cyber and physical attacks within the energy industry on energy infrastructure in the past and there are likely to be additional attacks in the future. Kodiak and its suppliers and vendors have been subject to, and will likely continue to be subject to, attempts to disrupt operations, any of which could result in a material decrease in revenues and which increase costs to protect, repair, and ensure Kodiak’s assets and operate its infrastructure, systems, and business.
Risks Related to Regulatory Matters
Kodiak’s operations are subject to stringent environmental, health and safety regulations and changing expectations of other stakeholders with respect to sustainability practices, and changes in these regulations and/or expectations could increase Kodiak’s costs or liabilities.
Kodiak’s operations at customer sites are subject to stringent and complex federal, state and local environmental, health and safety laws and regulations, including laws and regulations governing the discharge of materials into the environment, emissions controls and other environmental protection and occupational health and safety concerns. Environmental laws and regulations, such as CERCLA and comparable state laws, may impose strict, as well as joint and several, liability for environmental contamination, which could render Kodiak potentially liable for remediation costs, natural resource damages, the costs of certain health studies and other damages, regardless of whether Kodiak was responsible for the release or contamination, and even if Kodiak’s operations were lawful at the time of the release. In addition, third parties, including neighboring landowners, could file claims for personal injury, property damage and recovery of response costs. Remediation costs and other damages arising as a result of environmental laws and regulations, and costs associated with changes in existing environmental laws and regulations or the adoption of new environmental laws and regulations over time could adversely impact Kodiak’s or its customers’ financial condition or results of operations. Moreover, failure by Kodiak or its customers to comply with these environmental laws and regulations could result in the imposition of administrative, civil and criminal penalties and the issuance of injunctions delaying or prohibiting operations, which could in turn have an adverse impact on Kodiak’s customers and its business.
Kodiak conducts operations in a wide variety of customer locations across the continental U.S. Kodiak’s customers are required to hold certain environmental permits or other authorizations and may require new or amended authorizations from time to time with respect to storm water discharges, hydraulic fracturing, waste handling or air emissions relating to equipment operations, including compression units, which subject Kodiak’s customers to new or revised permitting conditions that may be onerous or with respect to which compliance may be costly. Noncompliance by Kodiak’s customers with required permits or the failure to obtain additional permits could subject them to future penalties, operating restrictions, or delays in obtaining new or amended permits which could in turn have a material adverse effect on Kodiak’s business, financial condition and results of operations.
Environmental, health and safety laws and regulations are constantly evolving and may become increasingly complex and more stringent over time. In addition to the evolving regulatory environment, Kodiak may also face pressures from stakeholders, many of whom are focused on climate change, to prioritize sustainable energy practices, reduce Kodiak’s carbon footprint and promote sustainability while at the same time remaining a successfully operating public company, any or all of which may be difficult for Kodiak to achieve on such stakeholders’ desired timeline or at all. Future environmental health and safety laws and regulations (or changes to existing laws and regulations), and potentially future stakeholders’ focus on sustainability (or changes to such focus), may additionally negatively impact natural gas and oil exploration, as well as production, gathering and pipeline companies, including Kodiak’s customers, which in turn could have a material adverse effect on Kodiak’s business, financial condition and results of Kodiak’s operations.
New regulations, proposed regulations and proposed modifications to existing regulations under the CAA, if implemented, could result in increased compliance costs and changes in customers’ demand and desired suppliers.
New regulations or proposed modifications to existing regulations under the CAA may lead to adverse impacts on Kodiak’s business, financial condition and results of operations.
In recent years, the EPA proposed and issued rules intended to reduce methane emissions from natural gas and oil sources. Changes to Subpart OOOO increase the stringency of existing standards and expand reduction requirements for new, modified, and reconstructed natural gas and oil sources. In addition, regulatory changes require states to develop plans to reduce methane emissions from existing sources that must be at least as effective as presumptive standards set by the EPA. However, in July 2025, the EPA proposed extending Subpart OOOO deadlines for sources and states to January 2027. If finalized, Kodiak cannot predict how the EPA and states will implement the final rule; regardless, Subpart OOOO regulation of air emissions from the natural gas and oil sector could result in increased expenditures for pollution control equipment, which could impact Kodiak’s customers’ operations and negatively impact Kodiak’s business.
Additionally, a 2024 rule issued by the EPA under the Inflation Reduction Act imposed a “waste emissions charge” on certain natural gas and oil sources that are already required to report under the EPA’s Greenhouse Gas Reporting Program and revised GHG reporting regulations for petroleum and natural gas systems (Subpart W). The rule also expands the emissions events that are subject to reporting requirements to include “other large release events” and applies reporting requirements to certain new sources and sectors. However, in March 2025, Congress under the Congressional Review Act disapproved the methane emissions charge rule and in September 2025, the EPA proposed to suspend GHG reporting for Subpart W until reporting year 2034. Nonetheless, when implemented, such programs could increase Kodiak’s operating costs and accelerate the transition away from fossil fuels, which could in turn have an adverse impact on Kodiak’s customers and thus adversely impact Kodiak’s business.
A climate-related decrease in demand for natural gas and oil could negatively affect Kodiak’s business.
Supply and demand for natural gas and oil is dependent upon a variety of factors, many of which are beyond Kodiak’s control. These factors include, among others, the potential adoption of new government regulations, including those related to fuel conservation measures and climate change regulations, technological advances in fuel economy, an economy-wide transition to lower GHG energy sources and energy generation devices. For example, legislative, regulatory or executive actions intended to reduce emissions of GHGs could increase the cost of consuming natural gas and oil, thereby potentially causing a reduction in the demand for such products. A broader transition to alternative fuels or energy sources, whether resulting from potential new government regulation, carbon taxes or consumer preferences, could result in decreased demand for natural gas and oil. Efforts by governments, international bodies, businesses and consumers to reduce GHGs and otherwise mitigate the effects of climate change are ongoing. The nature of these efforts and their effects on Kodiak’s business are inherently unpredictable and subject to change. Any decrease in demand for these products could consequently reduce demand for Kodiak’s services or impact Kodiak’s ability to obtain external financing and could have a negative effect on Kodiak’s business.

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
The EPA has promulgated regulations controlling GHG emissions under its existing CAA authority. However, under the current administration, EPA is taking action to eliminate GHG regulation, including the February 12, 2026, rescission of the 2009 finding that GHGs endanger human health. Certain states have issued or may issue GHG regulations that could impact Kodiak or its customers.
At the international level, the U.S. joined the international community at COP21, which resulted in the Paris Agreement and a subsequent “nationally determined contribution” for U.S. GHG emissions that would achieve emissions reductions of at least 50% relative to 2005 levels by 2030. However, in January 2025, President Trump withdrew the United States from the Paris Agreement. Consequently, Kodiak cannot predict whether GHG initiatives will cause Kodiak to incur material costs should the U.S.'s participation in the Paris Agreement again change in the future.
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
Furthermore, some scientists have concluded that increasing concentrations of GHGs in the earth’s atmosphere are changing global climate patterns in a manner that results in significant weather-related effects, such as increased frequency and severity of storms, droughts, floods and other such events, in addition to more chronic changes such as shifting temperature, precipitation, and other meteorological patterns. Any increased frequency of extreme weather events could impact Kodiak’s operations in various ways, including increase or decrease in energy needs, damage to Kodiak’s facilities interruptions in service or supply chain, increased insurance premiums or increases to Kodiak’s cost of providing service. Such impacts may be proportionately more severe given the geographical concentration of Kodiak’s operations. Demand for Kodiak’s operations also depends in part on the volume of products being produced, processed and/or transported by Kodiak’s customers, which may also be impacted by similar risks. If any of these results occur, it could impact Kodiak’s assets and operations and cause Kodiak to incur costs in preparing for and responding to them.
Litigation risks also are increasing as a number of parties have sought to sue various natural gas and oil companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to climate change or that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts. Should Kodiak be targeted by any such litigation, it may incur liability, and any such litigation targeting Kodiak’s customers could negatively impact their operation and, in turn, decrease demand for Kodiak’s operations.
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
Kodiak’s ability to conduct business can be significantly impacted by changes in tariffs, changes or repeals of trade agreements, or the imposition of other trade restrictions or retaliatory actions imposed by various governments. For example, the Trump administration has announced certain changes, and has proposed additional changes, in trade policies, including the imposition of significant tariffs on imports from other countries. These actions have resulted in, and are expected to further result in, responsive actions by impacted countries. The imposition of certain tariffs, including the “reciprocal tariffs” announced by the Trump administration, have been introduced and paused on numerous occasions, pending negotiations with the relevant countries. As a result, there continues to be significant uncertainty regarding the extent and duration of applicable tariffs, and their impact on the global economy. While the U.S. oil and gas compression industry is largely domestic, should tariffs remain in place on certain other commodities, there is potential for adverse impact to operating results. Furthermore, any resulting economic downturns or market volatility, could have significant impacts on Kodiak’s financial results. Kodiak cannot predict what further action may be taken with respect to tariffs or trade relations between the U.S. and other governments, and any further changes in U.S. or international trade policy could have an adverse impact on Kodiak’s business.
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
The designation of previously unidentified endangered or threatened species or new critical or suitable habitat designations or additional interest in biodiversity and other nature-related matters could indirectly cause Kodiak to incur additional costs, cause Kodiak’s or its customers’ operations to become subject to operating restrictions or bans, and limit future development activity by Kodiak or its customers in affected areas.
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
Risks Related to Intellectual Property, Information Technology and Cybersecurity
Kodiak may be sued by third parties for infringement, misappropriation, dilution or other violation of their intellectual property or proprietary rights, any of which could adversely affect Kodiak’s business and results of operations.
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
Kodiak receives, maintains, and stores the non-public personal information (“PII”) of its employees, vendors, suppliers and customers. The sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by Kodiak. Moreover, there are federal and state laws and regulations regarding privacy and the storing, sharing, use, disclosure, and protection of PII and user data. Specifically, PII is increasingly subject to legislation and regulations in numerous jurisdictions, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. California enacted a privacy law (the “California Consumer Privacy Act” or “CCPA”) which limits how covered entities may collect and use PII, and which came into effect on January 1, 2020. In addition, California enacted, effective January 1, 2023, a privacy law, the California Privacy Rights Act (the “CPRA”), which significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain PII and creating a new state agency to oversee implementation and enforcement efforts. Moreover, in 2025,

California approved amendments to the CCPA, which became effective January 1, 2026 that place additional requirements on covered entities, including annual cybersecurity audits, privacy risk assessments, and disclosure about companies’ use of artificial intelligence. Other states, including Colorado, Virginia, Connecticut, Texas, and Utah, have enacted privacy laws that similarly regulate covered entities’ collection and use of personal information. Kodiak could be adversely affected if the CCPA, CPRA and other states’ legislation or regulations require changes in Kodiak’s business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect Kodiak’s business, financial condition and results of operations.
Kodiak has experienced cybersecurity incidents or IT system disruptions in the past, and cybersecurity breaches or IT system disruptions may adversely affect Kodiak’s business in the future.
Kodiak relies on its IT systems to operate and record a significant portion of its business. This may include confidential information or PII belonging to Kodiak, Kodiak’s employees, customers, suppliers, or others. Similar to other companies, Kodiak’s systems and networks, and those of third parties with whom Kodiak does business, may be subject to cybersecurity breaches caused by, among other things, illegal hacking, insider threats, computer viruses, phishing, malware, ransomware, extortion, or acts of vandalism or terrorism, or those perpetrated by criminals or nation-state actors. Furthermore, Kodiak also faces increased cybersecurity risk as some of its personnel work remotely. Kodiak has experienced cyber incidents in the past, although none have been material or had a material adverse effect on Kodiak’s business or financial condition. Kodiak may experience cybersecurity incidents and security breaches in the future. In addition to Kodiak’s own systems and networks, Kodiak uses third-party service providers to process certain data or information on Kodiak’s behalf. Due to applicable laws and regulations, Kodiak may be held responsible for cybersecurity incidents attributed to Kodiak’s service providers to the extent it relates to information Kodiak shares with them. Although Kodiak seeks service providers that implement and maintain reasonable security measures, Kodiak cannot control third parties and cannot guarantee that a security breach will not occur in their systems or networks.
Despite Kodiak’s efforts to refine its procedures, educate its employees, and implement tools and security measures designed to protect against such cybersecurity risks, there can be no assurance that these current or future measures will prevent unauthorized access or detect every type of attempt or attack. Kodiak’s potential future upgrades, refinements, tools and measures may not be completely effective or result in the anticipated improvements, if at all, and may cause disruptions in Kodiak’s IT systems. In addition, the techniques and sophistication used to conduct cyberattacks frequently change and the deployment of evolving artificial intelligence tools could be used to identify vulnerabilities and create more effective phishing attempts. Despite Kodiak’s efforts, a cyberattack or security breach could go undetected for an extended period of time, and the ensuing investigation of the incident would take time to complete. During that period, Kodiak would not necessarily know the impact to its IT systems, or the costs and actions required to fully remediate, and Kodiak’s initial remediation efforts may not be successful. Additionally, a cyberattack or security breach could be repeated before it is fully contained and remediated. A breach or failure of Kodiak’s systems or networks, critical third-party systems on which Kodiak relies, or those of Kodiak’s customers, vendors or suppliers, could result in an interruption in Kodiak’s operations, unplanned capital expenditures, unauthorized publication of Kodiak’s confidential business or proprietary information, unauthorized release of customer, employee or third-party data, theft or misappropriation of funds, violation of privacy or other laws, and exposure to litigation or indemnity claims including resulting from customer-imposed cybersecurity controls or other related contractual obligations. There could also be increased costs to detect, prevent, respond or recover from cybersecurity incidents that cannot be estimated or predicted and which may not be fully insured by Kodiak’s cyber risk insurance policy. For example, the SEC has adopted rules requiring the disclosure of cybersecurity incidents that we determine to be “material,” to be made within four business days of such determination, which can be complex, requiring a number of assumptions based on several factors. It is possible that the SEC may not agree with Kodiak’s determinations, which could result in fines, civil litigation or damage to our reputation. Any breach, or Kodiak’s delay or failure to make adequate or timely disclosures to the public, regulatory or law enforcement agencies or affected individuals following such an event, could have a material adverse effect on Kodiak’s business, reputation, financial position, results of operations and cash flows and cause reputational damage.
Kodiak’s ability to manage its business and monitor its results is highly dependent upon information and communication systems, and a failure of these systems or its enterprise resource planning (“ERP”) system could disrupt its business and any intended benefits related to technology transformation projects may be negligible or nonexistent.
Kodiak continues to evaluate technology transformation projects and is dependent upon a variety of information and communication systems to operate its business, including its new ERP system that went live in August 2025. Any disruptions, delays or deficiencies in these systems, could adversely affect Kodiak’s ability to effectively operate and manage information. It is possible that Kodiak may not realize the anticipated benefits from these projects including the new ERP system. Failure to properly or adequately address these issues could impact Kodiak’s ability to perform necessary business operations, which could adversely affect Kodiak’s reputation, competitive position, business, results of operations and financial condition.
Kodiak is subject to risks associated with disruptive technologies, including artificial intelligence.
Presently, Kodiak employs a limited array of artificial intelligence technology in our business, the use of which introduces us to certain risks including dependency on accurate intelligence performance, potential security breaches, challenges in regulatory compliance, ethical considerations, potential workforce disruption, the risk of intellectual property infringement, and other emerging technology risks. Kodiak is considering new ways it might further integrate artificial intelligence solutions into its information systems in the future, potentially assuming a more critical role in its operations over time. In addition, the artificial intelligence-related legal and regulatory landscape is constantly evolving and therefore remains uncertain and may be inconsistent from jurisdiction to jurisdiction. Kodiak’s obligations to comply with the evolving legal and regulatory landscape could entail significant costs or limit its ability to incorporate certain artificial intelligence capabilities into its operations. Kodiak’s competitors or other entities may also integrate artificial intelligence into their information systems and business operations more swiftly or effectively than Kodiak, potentially impairing its competitive edge and negatively impacting its financial performance.
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
Kodiak has a significant amount of indebtedness. As of December 31, 2025, Kodiak’s total long-term debt was approximately $2.6 billion in aggregate principal amount, including $750.0 million principal amount of senior notes due 2029 which were issued February 2, 2024, $770.0 million principal amount of senior notes due 2033 which were issued September 5, 2025, and $630.0 million principal amount of senior notes due 2035 which were issued September 5, 2025.
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
In addition, Kodiak’s ability to refinance Kodiak’s indebtedness prior to maturity is dependent on the condition of the capital and credit markets and Kodiak’s financial condition. Kodiak can provide no assurance that it will be able to refinance its indebtedness or that any indebtedness incurred to refinance Kodiak’s indebtedness will be on comparable terms. Furthermore, Kodiak’s debt is currently rated by major credit rating agencies. These ratings agencies regularly evaluate Kodiak and its credit ratings based on a number of quantitative and qualitative factors, including Kodiak’s financial strength and conditions affecting the natural gas compression services industry, generally. Kodiak’s credit ratings remain subject to change at any time, and it is possible that a ratings agency may take action to downgrade Kodiak’s credit ratings in the future. A downgrade of Kodiak’s credit ratings in the future could make parties less willing to do business with Kodiak and could negatively impact its ability to access the capital markets and increase the cost of any future debt funding Kodiak may obtain. See the section titled “Risk Factors—Risk Factors Related to Our Business and Our Industry—Kodiak may be unable to access the capital and credit markets or borrow on affordable terms to obtain additional capital that Kodiak may require” of this Annual Report for more information.
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
If Kodiak’s cash flows and capital resources are insufficient to fund its debt service obligations, it could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance its indebtedness. Kodiak may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow Kodiak to meet its scheduled debt service obligations. The ABL Credit Agreement and the indentures governing Kodiak’s senior notes restrict Kodiak’s ability to dispose of assets and use the proceeds from those dispositions and may also restrict Kodiak’s ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. Kodiak may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
In addition, Kodiak may in the future conduct its operations through subsidiaries, certain of which may not be guarantors of Kodiak’s indebtedness. Accordingly, repayment of Kodiak’s indebtedness may be dependent on the generation of cash flow by its subsidiaries and their ability to make such cash available to Kodiak, by dividend, debt repayment or otherwise. Unless they are guarantors of its indebtedness, Kodiak’s subsidiaries do not have any obligation to pay amounts due on Kodiak’s indebtedness or to make funds available for that purpose. Kodiak’s subsidiaries may not be able to, or may not be permitted to, make distributions to enable Kodiak to make payments in respect of Kodiak’s indebtedness. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit Kodiak’s ability to obtain cash from its subsidiaries. While the ABL Credit Agreement and the indentures governing Kodiak’s senior notes limit the ability of Kodiak’s subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to Kodiak, these limitations are subject to qualifications and exceptions. In the event that Kodiak does not receive distributions from its subsidiaries, Kodiak may be unable to make required principal and interest payments on its indebtedness.
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
The terms of the ABL Credit Agreement and the indentures governing Kodiak’s senior notes restrict Kodiak’s current and future operations, particularly Kodiak's ability to respond to changes or to take certain actions.
The ABL Credit Agreement and the indentures governing Kodiak’s senior notes contain restrictive covenants (which contain a number of exceptions and qualifications that may be material) that impose significant operating and financial restrictions on Kodiak and may limit Kodiak’s ability to engage in acts that may be in Kodiak’s long-term best interest, including restrictions on Kodiak’s ability to:

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
In addition, the ABL Credit Agreement contains certain operating and financial covenants and requires Kodiak to maintain specified financial ratios and satisfy other financial condition tests. Kodiak’s ability to comply with those covenants and meet those financial ratios and tests can be affected by events beyond Kodiak’s control, and Kodiak may be unable to meet them.
A breach of the covenants or restrictions under the ABL Credit Agreement or the indentures governing Kodiak’s senior notes could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the ABL Credit Agreement would permit the lenders under the ABL Facility to terminate all commitments to extend further credit under that facility. Furthermore, if Kodiak were unable to repay the amounts due and payable under the ABL Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event Kodiak’s lenders or note holders accelerate the repayment of Kodiak's borrowings, Kodiak and its subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, Kodiak may be:
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
Borrowings under the ABL Credit Agreement are at variable rates of interest and expose Kodiak to interest rate risk. Despite the interest rate reductions from the Federal Reserve’s reduction in the target Fed Funds Rate in the third and fourth quarters of 2025, interest rates could be increased again in the future. If interest rates were to increase, Kodiak’s debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and Kodiak’s net income and cash flows, including cash available for servicing Kodiak’s indebtedness, would correspondingly decrease. Kodiak has in the past entered into, and in the future may enter into, interest rate swaps that involve the exchange of floating for fixed rate interest payments to reduce interest rate volatility. However, Kodiak may not maintain interest rate swaps with respect to all of Kodiak’s variable rate indebtedness, and any swaps it enters into may not fully mitigate Kodiak’s interest rate risk. Additionally, the enactment of derivatives legislation could have an adverse effect on Kodiak’s ability to use derivative instruments to reduce the effect of interest rate risk with our business.
Despite Kodiak’s current level of indebtedness, Kodiak and its subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to Kodiak’s financial condition described above.
Kodiak and its subsidiaries may be able to incur significant additional indebtedness in the future. Although the ABL Credit Agreement and the indentures governing Kodiak’s senior notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. If Kodiak incurs any additional indebtedness that ranks equally to Kodiak’s outstanding debt obligations, subject to collateral arrangements, the holders of that debt will have priority over stockholders with respect to any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of Kodiak’s business. This may have the effect of reducing the amount of proceeds paid to stockholders. These restrictions also will not prevent Kodiak from incurring obligations that do not constitute indebtedness. In addition, as of December 31, 2025, the ABL Facility provided for unused commitments of $1.5 billion. Because the borrowing capacity under the ABL Facility is determined on the basis of a fluctuating borrowing base comprised predominantly of the appraised value of our compression units, such amounts may not reflect future borrowing capacity. If new debt is added to Kodiak’s current debt levels, the related risks that Kodiak and the guarantors now face could intensify.
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
The Kodiak Board may elect to declare cash dividends on the Kodiak Common Stock, subject to its compliance with applicable law, and depending on, among other things, economic conditions, Kodiak’s financial condition, results of operations, projections, liquidity, earnings, legal requirements, and restrictions in the agreements governing Kodiak’s indebtedness (as further discussed below). The declaration and amount of any future dividends is subject to the discretion of the Kodiak Board and Kodiak has no obligation to pay any dividends at any time. Kodiak’s ability to pay dividends depends on Kodiak’s receipt of cash dividends from Kodiak’s operating subsidiaries, which may further restrict Kodiak’s ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of Kodiak’s subsidiaries or covenants under any existing and future outstanding indebtedness Kodiak or its subsidiaries incur. See Note 11. Debt and Credit Facilities to the consolidated financial statements included in Part IV, Item 15 of this Annual Report.
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
Concerns over global economic conditions, rapid changes in trade policy, stock market volatility, energy costs, heightened geopolitical tensions, persistent inflationary pressures and uncertain U.S. Federal Reserve monetary policy actions, the availability and cost of credit, and slowing of economic growth in the United States have contributed and may continue to contribute to economic uncertainty and diminished expectations for the global economy.
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
Although inflation has moderated slightly, it has remained persistent in the United States in recent years due, in part, to supply chain issues, elevated energy prices, labor shortages and trade policies, among other factors. Persistent inflationary pressures have adversely affected Kodiak by increasing costs of critical components, equipment, labor and other services it may rely on, and continued inflationary pressures could prevent Kodiak from operating at capacity, decreasing its revenues or having an adverse effect on its profitability. In addition, inflation is often accompanied by higher interest rates. Such higher interest rates may affect Kodiak’s ability to enter into future debt financing, as high inflation may result in an increase in cost to borrow.
Kodiak’s ability to use net operating losses (“NOLs”) to offset future income may be limited.
Kodiak’s ability to use any NOLs generated by it could be substantially limited if Kodiak were to experience an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an “ownership change” would occur if Kodiak’s “5-percent stockholders,” as defined under Section 382 of the Code, including certain groups of persons treated as “5-percent stockholders,” collectively increased their ownership in Kodiak by more than 50 percentage points over a rolling three-year period. An “ownership change” occurred in the year ending December 31, 2025, however, the resulting limitation had no impact on the Company’s expected realization of existing tax attributes. Additional ownership changes can occur as a result of a public offering of Kodiak Common Stock, as well as through secondary market purchases of Kodiak Common Stock and certain types of reorganization transactions. Such a limitation could, for any given year, have the effect of increasing the amount of Kodiak’s U.S. federal income tax liability, which would negatively impact its financial condition and the amount of after-tax cash available for distribution to Kodiak’s stockholders.
Tax legislation and administrative initiatives or challenges to Kodiak’s tax positions could adversely affect its results of operations and financial condition.
Kodiak operates in locations throughout the U.S. and, as a result, Kodiak is subject to the tax laws and regulations of U.S. federal, state and local governments. From time to time, various legislative or administrative initiatives may be proposed that could adversely affect Kodiak’s tax positions. There can be no assurance that Kodiak’s tax provision or tax payments will not be adversely affected by these initiatives. In addition, U.S. federal, state and local tax laws and regulations, including the One Big Beautiful Bill Act that was enacted in 2025, are extremely complex and subject to varying interpretations. There can be no assurance that Kodiak’s tax positions will not be challenged by relevant tax authorities or that it would be successful in any such challenge.
Item 1B.    Unresolved Staff Comments
None
Item 1C.    Cybersecurity
Strategy, Governance and Risk Management
We maintain a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats, including the assessment of cybersecurity risks related to third-party vendors and suppliers. This program is integrated within the our enterprise risk management process to ensure that cybersecurity considerations are an integral part of our decision-making process and the results of the risk assessment, which occurs at least annually, along with mitigation strategies, are discussed with our Board of Directors and the Audit & Risk Committee.
The underlying controls of the cyber risk management program are based on recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”) and the International Organization Standardization (“ISO”) 27001 Information Security Management System Requirements. We undergo an annual third-party assessment of our cyber risk management program against the NIST CSF.
Cyber vendors serve as partners and are a key part of our cybersecurity infrastructure. We engage leading cybersecurity firms and leverage third‑party technologies and expertise to help monitor and maintain the performance and effectiveness of the products and services deployed across our operating environment. As a part of this strategy, we supplemental our internal cybersecurity team with an outsourced Cyber Security Operations Center providing monitoring of the cybersecurity environment and to coordinate the investigation and remediation of alerts. We also maintain an incident response drill program that is designed to prepare our teams for responding to significant cybersecurity events.
Our cybersecurity team is led by our Chief Information Officer (the “CIO”), who has extensive experience overseeing cybersecurity functions at multiple private and public companies over the last 20 years, including roles as chief information officer and vice president of systems and technology. The CIO holds a Bachelor of Science degree in computer and information science. The CIO is supported by two full-time internal employees with backgrounds in cybersecurity, risk management and incident response. These individuals are both military veterans versed in forensic analysis and regulatory compliance and combined have decades of cybersecurity experience in the private and public sectors. They each have a Master’s degree in cybersecurity, extensive military training and several industry certifications. We further augment our cybersecurity team with an outsourced Chief Information Security Officer (the “CISO”) who reports to the CIO. The CISO is an information systems security professional with 25 years of cybersecurity leadership. The CIO, CISO and cybersecurity team are responsible for assessing and managing our cyber risk management program, informs senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervises such efforts. The cybersecurity team has decades of experience selecting, deploying, and operating cybersecurity technologies, initiatives, and processes around the world, and relies on threat intelligence as well as other information obtained from governmental, public or private sources, including external consultants engaged by us.
We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. We have experienced, and despite our security measures will continue to experience, cyber incidents in the normal course of our business, some of which may be material. Cybersecurity attacks are constantly evolving, may be difficult to detect quickly, and often are not recognized until after they have been launched against a target. For example, the emergence of artificial intelligence has provided additional tools for those who perpetrate these attacks, including through social engineering, the development of customized malware, and an enhanced ability to evade detection. However, as of the date hereof, we do not believe that any prior cybersecurity incidents have had, or that any risks from cybersecurity threats are reasonably likely to have a material adverse effect on our business, financial condition, results of operations, or cash flows. See “Risk Factors – Risks Related to Intellectual Property, Information Technology and Cybersecurity—Kodiak has experienced cybersecurity incidents or IT system disruptions in the past, and cybersecurity breaches or IT system disruptions may adversely affect Kodiak’s business in the future.”
Board Oversight
Given the importance to our business and the heightened risk, the Audit & Risk Committee oversees the process of reviewing our cybersecurity risks, including cybersecurity exposures and the steps taken by management to monitor and control such exposures. Our Board reviews any actions and mitigating strategies regarding any identified cybersecurity risks. The cybersecurity team provides periodic updates to the Audit & Risk Committee on the effectiveness of our cyber risk management program. In addition, cybersecurity risks are reviewed by our Board of Directors and the Audit & Risk Committee, at least annually, as part of the Company’s enterprise risk management program.
Item 2.    Properties
As of December 31, 2025, we own three service facilities in North Dakota and Texas. We lease additional service facilities in Alabama, Colorado, Kansas, Louisiana, Mississippi, North Dakota, New Mexico, Ohio, Oklahoma, Texas, Utah, and Wyoming. We lease our corporate headquarters located at 9950 Woodloch Forest Drive, The Woodlands, Texas 77380. We do not currently own or lease any material facilities or properties for storage or maintenance of our compression units.
Item 3.    Legal Proceedings.
From time to time, we and our subsidiaries may be involved in various claims and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.
See the subsection titled “Sales Tax Contingency” and “Legal Matters” in Note 15. Commitments and Contingencies to the consolidated financial statements included in Part IV, Item 15 of this Annual Report for a description of such proceedings.
Item 4.    Mine Safety Disclosures.
Not applicable.

Part II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the New York Stock Exchange under the symbol “KGS”.
Holders
At the close of business on February 23, 2026, based on information received from the transfer agent of our common stock, we had 90 holders of record of our common stock. The number of record holders does not include holders of common units held in “street name” or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depositories.
Dividends
On January 28, 2026, our Board declared a quarterly dividend of $0.49 per share of common stock, or approximately $43.1 million, which was paid on February 20, 2026, to stockholders of record at the close of business on February 13, 2026. The declaration and payment of future dividends will be at the discretion of the Board and will depend on future business conditions, financial conditions, results of operations and other factors. Based on current circumstances, we expect to continue to pay comparable cash dividends in the foreseeable future.
The performance graph below compares total shareholder return on our common stock from the initial public offering date of June 29, 2023, to December 31, 2025, with the Standard & Poor’s 500 ® Index (“S&P 500”) and Alerian US Midstream Energy Index (“AMUSX”) over the same period. The results are based on an investment of $100 in each of our common stock, the S&P 500, and the AMUSX. The graph assumes reinvestment of dividends and adjusts all closing prices and dividends for stock splits.

$300
$250
$200
$150
$100
$50
6/29/2023
12/31/2023
12/31/2024
12/31/2025
Kodiak Gas Services, Inc.
S&P 500
AMUSX

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those Acts.

Unregistered Sales of Equity Securities
None.
Repurchases of Equity Securities by Issuer and Affiliated Purchasers
The following table contains information about our purchases of our common stock during the three months ended December 31, 2025 (in thousands).

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (2) (3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
October 1-31, 2025	—	—	—	—
November 1-30, 2025	1,000	$33.34	1,000	$31,699
December 1-31, 2025	—	—	—	—
Total	1,000	$33.34	1,000	$31,699

(1)	Excluding fees, commissions, and expenses associated with the share repurchases.
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

(3)	On November 13, 2025, we repurchased from Kodiak Holdings 1.0 million shares of our common stock in a private transaction pursuant to the Share Repurchase Program at a price per share of $33.34.
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
This section primarily discusses 2025 and 2024 items and comparisons between these years. Discussion and analysis of our operating highlights and financial results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 are included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations 2024 Operational Highlights, Financial Results of Operations, Liquidity and Capital Resources, and Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Overview
We are a leading provider and operator of large horsepower contract compression infrastructure in the U.S., supporting the critical movement and processing of natural gas across key production regions. Our Contract Services and related services are critical to our customers’ ability to reliably produce, gather and transport natural gas and oil. We are a market leader in the Permian Basin, which is the largest producing natural gas and oil basin in the U.S. We operate our large horsepower compression units primarily under fixed-revenue contracts with many upstream and midstream customers. Our compression assets have long useful lives consistent with the expected production lives of the key regions where we operate. We believe our customer-centric business model positions us as the preferred contract compression operator for our customers and creates long-standing relationships. We strategically invest in the training, development, and retention of our highly skilled and dedicated employees and believe their expertise and commitment to excellence enhances and differentiates our business model. Furthermore, we maintain an intense focus on being one of the most sustainable and responsible operators of contract compression infrastructure.
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
Unconventional resources, large-scale centralized gathering systems and multi-well pad operations require more compression horsepower than conventional resources, driving demand for our large horsepower compression units. Upstream and midstream companies have increasingly prioritized capital discipline and return of capital to stockholders. We believe that many customers prefer to outsource their compression infrastructure needs in an effort to reduce capital expenditures outside of their core business and benefit from our technical skills and expertise.
In recent years, the U.S natural gas and oil industry has faced ongoing uncertainty and evolving expectations from regulators, investors, and other stakeholders related to sustainability and operational efficiency. Some energy companies, including some of our customers, have announced initiatives aimed at reducing GHG emissions and improving environmental performance. A number of our customers are implementing electric compression infrastructure, and we are well positioned to support them in these efforts. As stakeholder priorities and the regulatory landscape continue to evolve under the current U.S. presidential administration, the U.S. natural gas and oil industry is expected to remain subject to varying levels of change and uncertainty.
Approximately 82.8% of our existing compression assets are strategically deployed in the Permian Basin and Eagle Ford Shale, which are two of the most significant crude oil and associated gas basins in the U.S. We believe these two regions possess some of the largest and lowest-cost unconventional resource bases in the U.S. Additionally, there are significant U.S. LNG export projects in development, and overall, LNG export capacity is expected to meaningfully grow over the next decade, in particular along the U.S. Gulf Coast. We expect this growth in Gulf Coast LNG export capacity to translate into continued Permian Basin and Eagle Ford Shale natural gas production growth, requiring substantial additional compression horsepower. We believe the U.S. will play an increasingly important role in global energy security as the world continues to require reliable, affordable and sustainable natural gas and oil production to support increasing global energy demand.
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
Recent Developments
One Big Beautiful Bill Act of 2025
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), was enacted into law in the United States. The OBBBA introduces significant changes to U.S. tax law, including full expensing of qualified capital expenditures, full expensing of domestic research and development expenditures, changes to the business interest limitation, and modifications to the international tax framework. During the year ended December 31, 2025, the Company included the impact of the OBBBA, which materially reduced current income tax expense for the year, primarily driven by the permanent reinstatement of full expensing of qualified capital expenditures and changes to the business interest limitation, with no material impact to the effective tax rate.
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
Pending Acquisition of Distributed Power Solutions
On February 5, 2026, the Company entered into a purchase agreement to acquire DPS, a provider of distributed power solutions in an equity and cash transaction valued at approximately $675.0 million at the time of signing per the terms of the purchase agreement, subject to adjustment in accordance with the purchase agreement. Per the terms of the purchase agreement, the purchase price includes $575.0 million in cash, subject to adjustment in accordance with the purchase agreement, and the issuance of 2,401,278 shares, representing approximately $100.0 million of the Company’s common stock based on the volume weighted average price of the Company’s stock price for the five days prior to February 5, 2026 of $41.64 to the sellers. The obligations of each of the parties to consummate the transactions contemplated by the purchase agreement are subject to customary conditions. The Company has agreed to pay to the sellers a termination fee of $37.1 million in the event the purchase agreement is terminated under certain circumstances.
Senior Notes Offerings
On September 5, 2025, Kodiak Services completed a private offering of $600.0 million in 6.500% senior unsecured notes due 2033 and $600.0 million in 6.750% senior unsecured notes due 2035, both issued at par and guaranteed on a senior unsecured basis by the Company and certain subsidiaries. Subsequently, Kodiak Services completed private offerings of an additional $170.0 million in 6.500% senior unsecured notes due 2033 and an additional $30.0 million in 6.750% senior unsecured notes due 2035, both of which were issued at a premium to par. The proceeds from both offerings were used to repay a portion of the outstanding indebtedness under the revolving asset-based loan credit facility (“ABL Facility”), which was amended in September in connection with the issuance of the notes to, and among other things, reduce total commitments to $2.0 billion and extend the maturity date to 2030. See further details in Description of Indebtedness within the Liquidity and Capital Resources section that follows herein.
Secondary Offerings and Share Repurchases

During 2025, affiliates of EQT AB, primarily Frontier TopCo Partnership, L.P., executed a series of secondary public offerings and Rule 144 sales of our common stock. In addition, we repurchased over 2.7 million shares from EQT affiliates during 2025 pursuant to our Share Repurchase Program, these transactions reduced EQT’s ownership position from approximately 43.1% at the beginning of the year to zero by December 2, 2025. In total, approximately 38.5 million shares were sold by EQT affiliates in non-dilutive transactions, and we did not receive any proceeds from these offerings.
Dispositions
On September 30, 2025, the Company sold its operation and legal entities in Mexico to a third-party buyer. The majority of the operations were included in the Contract Services segment through the date of sale. At the disposal date, total net assets sold were $34.3 million, consisting of compression equipment, inventory, and other assets. Upon disposition, we incurred a loss of $33.3 million included in loss on sale of assets in our consolidated statements of operations for the year ended December 31, 2025.

Settlement of Sales Tax Audit
During 2025, the Company received a settlement offer with the Texas Comptroller’s office to resolve certain of the outstanding Texas sales and use tax matters. Under this settlement arrangement, the Company would be subject to interest and penalties for all open periods totaling $28.0 million. As such, this amount has been recorded within other income (expense) in the consolidated statement of operations for the year ended December 31, 2025.
2025 Operational Highlights
The following table summarizes certain horsepower, unit count and fleet utilization percentages for our fleet for the periods presented.

	As of December 31,		% Change
	2025	2024
Operating Data:
Fleet horsepower(1)	4,456,285	4,402,747	1.2%
Revenue-generating horsepower(2)	4,354,724	4,250,499	2.5%
Fleet compression units	4,736	5,069	(6.6)%
Revenue-generating compression units	4,490	4,592	(2.2)%
Revenue-generating horsepower per revenue-generating compression unit(3)	970	926	4.7%
Fleet utilization(4)	97.7%	96.5%	1.2%

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
Horsepower
The 1.2% and 2.5% increases in fleet horsepower and revenue-generating horsepower, respectively, were mainly driven by the strategic acquisition and deployment of new large horsepower compression units throughout the period. This was partially offset by the divestiture of assets from our Mexico operations, as well as the sale and scrapping of certain other non-core assets, as part of our ongoing efforts to optimize the fleet and focus on core business segments. The 4.7% increase in revenue-generating horsepower per revenue-generating compression unit was a result of deploying these new large horsepower units.

Financial Results of Operations
The following table presents selected financial and operating information for the periods presented:

	Year Ended December 31,		% Change
(in thousands)	2025	2024
Revenues:
Contract Services	$1,181,270	$1,034,173	14.2%
Other Services	126,830	125,138	1.4%
Total revenues	1,308,100	1,159,311	12.8%
Operating expenses:
Cost of operations (exclusive of depreciation and amortization shown below):
Contract Services	373,493	355,016	5.2%
Other Services	106,432	103,360	3.0%
Depreciation and amortization	276,185	260,272	6.1%
Long-lived asset impairment	6,344	9,921	(36.1)%
Selling, general and administrative	144,070	151,680	(5.0)%
Loss on sale of assets	61,566	29,612	n/m
Total operating expenses	968,090	909,861	6.4%
Income from operations	340,010	249,450	36.3%
Other income (expenses):
Interest expense	(198,370)	(197,144)	0.6%
Gain on derivatives	—	24,017	(100.0)%
Other expense, net	(28,168)	(415)	n/m
Total other expenses, net	(226,538)	(173,542)	30.5%
Income before income taxes	113,472	75,908	49.5%
Income tax expense	31,884	25,574	24.7%
Net income	81,588	50,334	62.1%
Less: Net income attributable to noncontrolling interests	1,067	439	n/m
Net income attributable to common shareholders	$80,521	$49,895	61.4%
Revenues and Sources of Income
Contract Services
Contract Services revenue increased $147.1 million, or 14.2%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. This was primarily related to a $145.2 million increase in contract compression services as a result of price increases and an increase in average revenue-generating horsepower, including revenue-generating horsepower acquired in the CSI Acquisition in 2024. Furthermore, there was also an increase of $1.9 million related to gas treating and cooling services.
Other Services
Other Services revenue increased $1.7 million, or 1.4%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. This increase was primarily due to increased revenues from station construction services and maintenance and overhaul services. This increase was partially offset by decreases in other field services, parts sales, and freight and crane charges related to the mobilization of units.

Operating Costs and Other Expenses
Contract Services
Contract Services expenses increased $18.5 million, or 5.2%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. This was primarily due to a $33.8 million increase in direct labor expenses, a $0.2 million increase in lubricant oil and coolant expenses, and a $0.1 million increase in gas treating expenses. These increases were partially offset by a $6.9 million decrease in indirect expenses, a $5.5 million decrease in parts used in support of our operations, and a $3.3 million decrease related to sales and use tax imposed on the consumption of taxable materials in operations.
Other Services
Other Services expenses increased $3.1 million, or 3.0%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. This was primarily due to increased other field service expenses, parts sales expenses, and expenses associated with freight and crane charges related to mobilization of units. This was partially offset by decreased expenses from station construction services.
Depreciation and Amortization
Depreciation and amortization increased $15.9 million, or 6.1%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. This increase reflects depreciation on capitalized assets associated with the Texas Comptroller sales and use tax audit process, as well as depreciation from new assets placed into service.
Long-lived Asset Impairment
Long-lived asset impairment decreased $3.6 million, or 36.1%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. During the year ended December 31, 2025, we implemented a new enterprise resource planning (“ERP”) system. In connection with this implementation, previously capitalized internal-use software costs associated with legacy systems that were no longer in use were written off. As a result, we recorded an impairment of $6.3 million. During the year ended December 31, 2024 certain events occurring to a group of non-operating compression units associated with a certain customer in bankruptcy that indicated the carrying value of the assets may not be recoverable. As a result, we recorded an impairment of compression equipment of $9.9 million for the year ended December 31, 2024.
Selling, General and Administrative
Selling, general and administrative expenses decreased $7.6 million, or 5.0%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. This decrease was due to a $13.8 million decrease in professional fees, primarily related to transaction costs associated with the CSI Acquisition in the prior year, a $3.6 million decrease in the provision for credit losses, a $2.1 million decrease in software expense, mainly related to the termination of an agreement as part of the CSI Acquisition, and a $0.8 million decrease in labor and benefits. These decreases were partially offset by a $6.9 million increase in equity compensation expense related to equity compensation plans, and a $5.9 million increase in other selling, general, and administrative expenses.
Loss on Sale of Assets
Loss on sale of assets increased $32.0 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to the sale of our Mexico operations to a third-party buyer and the write-off of certain scrapped assets.
Interest Expense
Interest expense increased $1.2 million, or 0.6%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. Following the entry into the Fourth Amendment to the ABL Facility in September 2025, the Company entered into a new interest rate swap, resulting in the de-designation of the prior hedge and the reclassification of $7.7 million from accumulated other comprehensive loss to interest expense. This increase was largely offset by lower borrowings under the ABL Facility and settlements on the interest rate swap, resulting in a minimal net impact on reported interest expense.
Gain on Derivatives
Gain on derivatives decreased $24.0 million, or 100.0%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. This decrease was attributed to the designation of the interest rate swap as a cash flow hedge as of January 1, 2025. As a result, all changes in the fair value of the interest rate swap are now recognized in other comprehensive income (loss) and reclassified into earnings in the same period the hedged transaction affects earnings within interest expense. The net gain on derivatives recognized during the year ended December 31, 2024 primarily related to $25.3 million in cash received on derivatives offset by a decrease in the fair value of derivatives of $1.2 million for the year ended December 31, 2024 due to a decrease in the long-term Secured Overnight Financing Rate (“SOFR”) yield curve.
Other Expense, net
Other expense, net increased $27.8 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. This increase was primarily due to the Company reaching a settlement agreement with the Texas Comptroller’s office resolving the outstanding sales and use tax matters. As part of this settlement, the Company accrued interest and penalties totaling $28.0 million.
Income Tax Expense
Income tax expense increased by $6.3 million, or 24.7%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. This was primarily due to an increase in pre-tax income of $37.6 million for the year ended December 31, 2025 compared to the year ended December 31, 2024.
Liquidity and Capital Resources
Overview
Our ability to fund operations, finance capital expenditures, service our debt, and pay dividends depends on the levels of our operating cash flows and access to the capital and credit markets. Our primary sources of liquidity are cash flows generated from our operations and our borrowing availability under the ABL Facility. Our cash flow is affected by numerous factors including prices and demand for our compression infrastructure assets and services, conditions in the financial markets and various other factors. We believe cash generated by operating activities will be sufficient to service our debt, fund working capital, fund our estimated capital expenditures and, as our Board may determine from time to time in its discretion, pay dividends or repurchase shares pursuant to our Share Repurchase Program.
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
For the year ended December 31, 2025, growth capital expenditures were $199.5 million, other capital expenditures were $62.8 million and maintenance capital expenditures were $76.0 million as compared to growth capital expenditures of $227.2 million, other capital expenditure of $58.8 million and maintenance capital expenditures of $66.2 million for the year ended December 31, 2024. The decrease in growth capital expenditures was primarily related to the timing of compression unit purchases necessary to support operating capacity demand. The increase in other capital expenditures was primarily related to safety upgrades related to compression equipment purchased in the CSI Acquisition and the ongoing implementation of a new business system. The increase in maintenance capital expenditures was primarily due to maintenance capital expenditures on the assets acquired in the CSI Acquisition and an increase in unit overhauls scheduled based on the age and operating hours of such units.
Dividends
Our Board may elect to declare cash dividends on our common stock, subject to our compliance with applicable law, and depending on, among other things, economic conditions, our financial condition, results of operations, projections, liquidity, earnings, legal requirements, and restrictions in the agreements governing our indebtedness (as further discussed herein).
On January 28, 2026, our Board declared a quarterly dividend of $0.49 per share of common stock, or approximately $43.1 million, which was paid on February 20, 2026, to stockholders of record at the close of business on February 13, 2026. The declaration and payment of future dividends will be at the discretion of the Board and will depend on future business conditions, financial conditions, results of operations and other factors. Based on current circumstances, we expect to continue to pay comparable cash dividends in the foreseeable future.
Over the long-term, we expect to fund any dividends and our budgeted growth capital expenditures using our discretionary cash flow. In the event our discretionary cash flow is insufficient to fund any such dividends and our budgeted growth capital expenditures for such period, we may fund our dividend or budgeted growth expenditures (i) with additional borrowings under our ABL Facility (subject to the requirement that our availability, in the case of dividends, under the ABL Facility calculated on a pro forma basis after giving effect to the payment of a dividend, is not less than $100,000,000) or (ii) by reducing our growth capital expenditures. Any additional borrowings under our ABL Facility may result in an increase in our interest expense and any such reduction in our growth capital expenditures may result in lower growth in our revenue-generating horsepower in future periods. As of December 31, 2025, we had $1.5 billion available under our ABL Facility.
Contractual Obligations
Our material contractual obligations as of December 31, 2025, consisted of the following:
•Long-term debt of $2.6 billion, of which $750.0 million matures in 2029, $464.6 million matures in 2030, $770.0 million matures in 2033, and $630.0 million matures in 2035; and
•Purchase commitments of $211.2 million, of which $192.3 million is expected to be settled within the next twelve months; primarily consisting of future commitments to purchase new compression units ordered but not received. See Note 15. Commitments and Contingencies to the consolidated financial statements included elsewhere in this Annual Report.
Other Commitments
As of December 31, 2025, other commitments include future operating and finance lease payments totaling $74.6 million.
Pending Acquisition
On February 5, 2026, the Company entered into a purchase agreement to acquire DPS, a provider of distributed power solutions in an equity and cash transaction valued at approximately $675.0 million, at the time of signing per the terms of the purchase agreement, subject to adjustment in accordance with the purchase agreement. Per the terms of the purchase agreement, the purchase price includes $575.0 million in cash, subject to adjustment in accordance with the purchase agreement, and the issuance of 2,401,278 shares, representing approximately $100.0 million of the Company’s common stock based on the volume weighted average price of the Company’s stock price for the five days prior to February 5, 2026 of $41.64 to the sellers. The obligations of each of the parties to consummate the transactions contemplated by the purchase agreement are subject to customary conditions. The Company has agreed to pay to the sellers a termination fee of $37.1 million in the event the purchase agreement is terminated under certain circumstances.
Sources of Cash
Cash Flows
The following table summarizes our cash flows:

	Year ended December 31,
(in thousands)	2025	2024	$ Variance
Net cash provided by operating activities	$599,740	$327,987	$271,753
Net cash used for investing activities	(285,290)	(292,468)	7,178
Net cash used for financing activities	(316,021)	(36,331)	(279,690)
Net decrease in cash and cash equivalents	$(1,571)	$(812)	$(759)
Operating Activities
The $271.8 million increase in cash provided by operating activities for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to changes in working capital items provided cash of $87.0 million during the year ended December 31, 2025 compared to the use of cash of $78.4 million during the year ended December 31, 2024. The change in working capital items primarily related to enhancements in customer collection processes and timing of supplier payments. Additionally, income from operations increased $90.6 million during year ended December 31, 2025.
Investing Activities
The $7.2 million decrease in cash used in investing activities for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to a $21.5 million decrease in cash used for capital expenditures, net of accrued capital expenditures. This was partially offset by a $9.5 million decrease in cash acquired in connection with the CSI Acquisition in the prior year and a $4.8 million decrease in cash provided by proceeds on sale of assets.
Financing Activities
Net cash used for financing activities increased $279.7 million during the year ended December 31, 2025, compared to the year ended December 31, 2024. Cash used for financing activities of $316.0 million during the year ended December 31, 2025, was primarily the result of $159.6 million of dividends paid to stockholders, $104.0 million of share repurchases, $33.2 million of payments of debt issuance costs, $6.4 million of cash paid for shares withheld to cover taxes, $6.2 million of net borrowings, $5.3 million of cash paid on principal payments of other borrowings, $2.5 million of cash paid on principal payments of finance leases, and $1.3 million of distributions to noncontrolling interest. This was partially offset by $2.3 million of cash related to vesting of restricted stock.
Net cash used for financing activities for the year ended December 31, 2024 was primarily the result of $133.9 million of dividends paid to stockholders, $40.0 million of share repurchases, $16.3 million of debt issuance costs, $5.5 million of distributions to noncontrolling interest, $5.6 million of cash paid on principal payments of other borrowings, $2.8 million of cash paid for shares withheld to cover taxes, $1.2 million of payments for offering costs, and $2.4 million of principal payments on finance leases. This was partially offset by $166.8 million of net borrowings and $4.5 million of deferred taxes and taxes payable related to the vesting of restricted stock.
Description of Indebtedness
ABL Facility
On September 5, 2025, Kodiak and Kodiak Services entered into the Fourth Amendment with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended or restated from time to time, the “ABL Credit Agreement” or “ABL Facility”), which amends the Fourth Amended and Restated Credit Agreement dated as of March 22,

2023. The Fourth Amendment, among other things, reduces the interest rate margins applicable to loans under the ABL facility, reduces overall commitments under the ABL facility to $2.0 billion, provides for a flat unused commitment fee of 0.25%, modifies the calculation of various leverage ratios, modifies certain borrowing base provisions, and extends the maturity date from March 2028 to September 2030. As of December 31, 2025, there were $1.4 million in letters of credit outstanding under the ABL Facility. Lender fees and costs totaling $12.0 million were incurred related to the Fourth Amendment and are amortized over the life of the loan to interest expense. See Note 11. Debt and Credit Facilities to the consolidated financial statements included elsewhere in this Annual Report. The ABL Credit Agreement requires that we meet certain financial ratios.
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
All obligations under the ABL Facility are collateralized by essentially all the assets of the Company. We were in compliance with all covenants as of December 31, 2025, and December 31, 2024.
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
The ABL Facility is a “revolving credit facility” that includes a lockbox arrangement whereby, under certain events, remittances from customers are forwarded to a bank account controlled by the administrative agent and are applied to reduce borrowings under the facility. One such event occurs if availability under the ABL Credit Agreement falls below a specified threshold (i.e., $100 million for five (5) consecutive days until such time availability is greater than $100 million for twenty (20) consecutive days). As of December 31, 2025, and December 31, 2024, availability under the ABL Facility was in excess of the specified threshold, and, as such, the entire balance was classified as long-term in accordance with its maturity.
Interest on the outstanding borrowings under the ABL Facility is payable monthly. Depending on the loan type elected by the Company, interest accrues based on variable rates of the Secured Overnight Financing Rate (“SOFR”) plus an applicable rate ranging from 1.75% to 2.50% or prime rate plus an applicable rate ranging from 0.75% to 1.50% depending on the leverage ratio as of the most recently ended quarter. The weighted average interest rate on the ABL Facility as of December 31, 2025, and December 31, 2024, was 5.72% and 6.80%, respectively, excluding the effect of interest rate swaps. The Company pays an annualized commitment fee of 0.25% on the unused portion of its ABL Facility.
2029 Senior Notes
On February 2, 2024, Kodiak Services issued $750.0 million aggregate principal amount of 7.25% senior notes due 2029, (the “2029 Senior Notes”). The net proceeds from the 2029 Senior Notes were used to repay a portion of the debt outstanding under the ABL Facility and to pay related fees and expenses in connection with the issuance.
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
Our interest rate swap exchanges variable interest rates for fixed interest rates. The Company designated our interest rate swap as a cash flow hedge, and evaluated for hedge effectiveness and determined it to be highly effective as of December 31, 2025. See Note 12. Derivative Instruments to the consolidated financial statements included elsewhere in this Annual Report.
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

Adjusted Gross Margin
Contract Services

	Year ended December 31,
	2025	2024

(in thousands)
Total revenues	$1,181,270	$1,034,173
Cost of operations (exclusive of depreciation and amortization)	(373,493)	(355,016)
Depreciation and amortization	(276,185)	(260,272)
Gross margin	$531,592	$418,885
Gross margin percentage	45.0%	40.5%
Depreciation and amortization	276,185	260,272
Adjusted gross margin	$807,777	$679,157
Adjusted gross margin percentage	68.4%	65.7%
Other Services

	Year ended December 31,
	2025	2024

(in thousands)
Total revenues	$126,830	$125,138
Cost of operations (exclusive of depreciation and amortization)	(106,432)	(103,360)
Depreciation and amortization	—	—
Gross margin	$20,398	$21,778
Gross margin percentage	16.1%	17.4%
Depreciation and amortization	—	—
Adjusted gross margin	$20,398	$21,778
Adjusted gross margin percentage	16.1%	17.4%

Adjusted EBITDA and Adjusted EBITDA Percentage
Adjusted EBITDA and adjusted EBITDA percentage are considered non-GAAP measures. We define adjusted EBITDA as net income (loss) before interest expense; income tax expense; and depreciation and amortization; plus (i) impairment of long-lived assets; (ii) loss (gain) on derivatives; (iii) equity compensation expense; (iv) severance expenses; (v) transaction expenses; (vi) sales tax reserve; (vii) loss (gain) on disposal of business; and (viii) loss (gain) on sale of assets. We define adjusted EBITDA percentage as adjusted EBITDA divided by total revenues. Adjusted EBITDA and adjusted EBITDA percentage are used as supplemental financial measures by our management and external users of our financial statements, such as investors, commercial banks and other financial institutions, to assess:
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

The following table reconciles adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure, for each of the periods presented:

	Year ended December 31,
(in thousands)	2025	2024
Net income	$81,588	$50,334
Interest expense	198,370	197,144
Income tax expense	31,884	25,574
Depreciation and amortization	276,185	260,272
Long-lived asset impairment	6,344	9,921
Loss (gain) on derivatives	—	(24,017)
Equity compensation expense	24,529	17,658
Severance expense (1)	2,497	10,500
Transaction expenses (2)	4,102	32,552
Sales tax reserve (3)	27,968	—
Loss on disposal of business	33,349	20,598
Loss on sale of assets	28,217	9,014
Adjusted EBITDA	$715,033	$609,550

Net income percentage	6.2%	4.3%
Adjusted EBITDA percentage	54.7%	52.6%

(1)	Represents severance expense for the years ended December 31, 2025 and 2024.
(2)
Represents certain costs associated with non-recurring professional services and other costs, primarily related to the secondary offerings and CSI Acquisition for the years ended December 31, 2025 and 2024.

(3)
During the year ended December 31, 2025, the Company received a settlement offer from the Texas Comptroller’s office to resolve certain of the outstanding Texas sales and use tax matters. Under this settlement arrangement, the Company would be subject to interest and penalties for all open periods totaling $28.0 million.

Discretionary Cash Flow
Discretionary cash flow is considered a non-GAAP measure. We define discretionary cash flow as net cash provided by operating activities less (i) maintenance capital expenditures; (ii) certain changes in operating assets and liabilities; and (iii) certain other expenses; plus (w) severance expenses; (x) transaction expenses; and (y) sales tax reserve. We believe discretionary cash flow is a useful liquidity and performance measure and supplemental financial measure for us in assessing our ability to pay cash dividends to our stockholders, make growth capital expenditures and assess our operating performance. Our ability to pay dividends is subject to limitations due to restrictions contained in our ABL Credit Agreement as further described elsewhere herein. Discretionary cash flow is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP, such as revenues, net income, operating income (loss) or cash flows from operating activities. Discretionary cash flow as presented may not be comparable to similarly titled measures of other companies.
Free Cash Flow
Free cash flow is considered a non-GAAP measure. We define free cash flow as net cash provided by operating activities less (i) maintenance capital expenditures; (ii) certain changes in operating assets and liabilities; (iii) certain other expenses; (iv) growth capital expenditures; and (v) other capital expenditures; plus (w) severance expenses; (x) transaction expenses; (y) sales tax reserve; and (z) proceeds from sale of assets. We believe free cash flow is a liquidity measure and useful supplemental financial measure for us in assessing our ability to pursue business opportunities and investments to grow our business and to service our debt. Free cash flow is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP, such as revenues, net income, operating income (loss) or cash flows from operating activities. Free Cash Flow as presented may not be comparable to similarly titled measures of other companies.

The following table reconciles net cash provided by operating activities to discretionary cash flow, and free cash flow for each of the periods presented:

	Year ended December 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$599,740	$327,987
Maintenance capital expenditures	(76,002)	(66,200)
Severance expense (1)	2,497	10,500
Transaction expenses (2)	4,102	32,552
Sales tax reserve (3)	27,968	—
Change in operating assets and liabilities	(87,049)	78,395
Other (4)	(9,572)	(9,953)
Discretionary cash flow	$461,684	$373,281
Growth capital expenditures (5)(6)	(199,532)	(227,193)
Other capital expenditures (5)	(62,753)	(58,799)
Proceeds from sale of assets	30,182	35,030
Free cash flow	$229,581	$122,319

(1)	Represents severance expense for the years ended December 31, 2025 and 2024.
(2)
Represents certain costs associated with non-recurring professional services and other costs, primarily related to the secondary offerings and CSI Acquisition, for the years ended December 31, 2025 and 2024.

(3)
During the year ended December 31, 2025, the Company received a settlement offer from the Texas Comptroller’s office to resolve certain of the outstanding Texas sales and use tax matters. Under this settlement arrangement, the Company would be subject to interest and penalties for all open periods totaling $28.0 million.

(4)	Includes non-cash lease expense, provision for credit losses and inventory reserve.
(5)	Growth and other capital expenditures includes a $19.6 million increase and a $8.1 million increase in accrued capital expenditures for the years ended December 31, 2025 and 2024, respectively.
(6)
Growth capital expenditures includes a non-cash increase in the sales tax accrual on compression equipment purchases of $3.1 million and $22.0 million for the years ended December 31, 2025 and 2024, respectively. These accrual amounts are estimated based on the best-known information as it relates to open audit periods with Texas Comptroller’s office. See Note 15. Commitments and Contingencies to our consolidated financial statements for additional details.

Adjusted Net Income (Loss) and Adjusted Diluted Earnings Per Share
Adjusted net income and adjusted earnings per share are considered non-GAAP measures. Adjusted net income (loss) is defined as net income (loss) excluding (i) impairment of long-lived assets; (ii) severance expenses; (iii) transaction expenses; (iv) sales tax reserve; (v) loss on disposal of business; (vi) loss (gain) on derivatives; and (vii) the tax effects of the adjustments. Adjusted earnings (loss) per share is calculated by dividing adjusted net income by the weighted average diluted shares outstanding. We believe these non-GAAP financial measures are useful to investors because they are key measures used by our management team to evaluate our operating performance, generate future operating plans, and make strategic decisions. Adjusted net income (loss) and adjusted earnings (loss) per share are presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP, such as revenues, net income (loss), operating income (loss), earnings per share, or cash flows from operating activities. Adjusted net income (loss) and adjusted earnings per share as presented may not be comparable to similarly titled measures of other companies.
The following tables reconcile net income (loss) to adjusted net income (loss) and diluted earnings per share to adjusted diluted earnings per share, for each of the periods presented:

	Year ended December 31,
(in thousands, except per share data)	2025	2024
Net income	$81,588	$50,334
Long-lived asset impairment	6,344	9,921
Severance expense (1)	2,497	10,500
Transaction expenses (2)	4,102	32,552
Sales tax reserve (3)	27,968	—
Loss on disposal of business	33,349	20,598
Gain on derivatives	—	(24,017)
Tax effect of adjustments (4)	(16,427)	(7,810)
Adjusted net income	$139,421	$92,078

Weighted-average common shares outstanding:
Diluted	88,523	85,170

Diluted earnings per common share	$0.89	$0.56
Long-lived asset impairment	0.07	0.12
Severance expense (1)	0.03	0.12
Transaction expenses (2)	0.05	0.38
Sales tax reserve (3)	0.32	—
Loss on disposal of business	0.38	0.25
Gain on derivatives	—	(0.28)
Tax effect of adjustments (4)	(0.20)	(0.10)
Adjusted diluted earnings per common share	$1.54	$1.05

(1)	Represents severance expense for the years ended December 31, 2025 and 2024.
(2)
Represents certain costs associated with non-recurring professional services and other costs, primarily related to the secondary offerings and CSI Acquisition, for the years ended December 31, 2025 and 2024.

(3)
During the year ended December 31, 2025, the Company received a settlement offer from the Texas Comptroller’s office to resolve certain of the outstanding Texas sales and use tax matters. Under this settlement arrangement, the Company would be subject to interest and penalties for all open periods totaling $28.0 million.

(4)	Represents the estimated tax effect of adjustments calculated using the Company’s adjusted tax provision.
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
Business Combination
We account for acquisitions of businesses using the purchase method, which requires the allocation of the purchase price based on the fair values of the identifiable assets and liabilities acquired. We estimate the fair values of the assets and liabilities acquired using accepted valuation methods, and, in many cases, such estimates are based on our judgments as to the future operating cash flows expected to be generated from the acquired assets throughout their estimated useful lives. Goodwill represents the excess of acquisition purchase price over the estimated fair values of the net assets acquired. The assumptions and inputs incorporated within the fair value estimates are subject to considerable management judgment and are based on industry, market, and economic conditions prevalent at the time of the acquisition. Actual results may differ from the projected results used to determine fair value.

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
Approximately 3% of the Company’s revenue in 2025, 5% in 2024, and 12% in 2023, was recognized under this method.
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
Application of the goodwill impairment test requires judgments, including a qualitative assessment to determine whether there are any impairment indicators, and determining the fair value of the reporting unit. A number of significant assumptions and estimates are involved in the application of the income approach to forecast future cash flows, including revenue and operating income growth rates, discount rates and other factors. The assumptions and inputs incorporated within the fair value estimates are subject to considerable management judgment and are based on industry, market, and economic conditions prevalent at the time of the acquisition. Actual results may differ from the projected results used to determine fair value.
No events or circumstances occurred that indicated that the fair value of the entity may be below its carrying amount; therefore, no goodwill impairment was recorded for the years ended December 31, 2025, 2024 and 2023.
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
For the year ended December 31, 2025, capitalized internal-use software costs associated with legacy systems were written off as they were no longer in use given the implementation of a new enterprise resource planning system. As a result, we recorded an impairment of $6.3 million. For the year ended December 31, 2024, we determined that certain events occurred related to a group of non-operating compression units associated with a certain customer in bankruptcy that indicated the carrying value of assets may not be recoverable. As a result, we recorded an impairment of compression equipment of $9.9 million for the year ended December 31, 2024. No impairment was recorded, and no triggering events were identified, for the year ended December 31, 2023.

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
As of December 31, 2025 and 2024, based on the information currently available, we accrued a contingent liability of approximately $102.3 million and $70.1 million, respectively, relating to the Sales Tax Audits for the periods currently under audit classified in accrued liabilities on the consolidated balance sheets.
As of December 31, 2025 and 2024, there are no other legal matters for which resolution could have a material adverse effect on the consolidated financial statements.
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
The Company has voluntarily self-reported this matter to governmental authorities in the United States, including the Department of Justice and the Office of Foreign Assets Control, and is cooperating with the investigative steps being taken by the Department of Justice and Office of Foreign Assets Control into the matter as a result of the voluntary self-disclosure. The Company also voluntarily self-reported to the SEC and intends to cooperate fully should there be any investigation by the Commission. This matter could result in U.S. governmental authorities seeking criminal and/or civil sanctions, including monetary fines and penalties, against the Company, as well as requiring additional changes to the Company’s business practices and compliance programs. To the extent any of the payments at issue are determined to be illegal in a foreign jurisdiction, it is possible that there could be civil or criminal penalties assessed in that jurisdiction.
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

We use interest rate swap agreements to manage exposure to variability in our cash flows. These derivatives are recorded at fair value on our consolidated balance sheet, with changes in fair value recognized in accumulated other comprehensive income. The interest rate swap is valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs from actively quoted public markets, including interest rate curves and credit spreads.
As of December 31, 2025 and 2024, the fair value of derivative instruments were $4.7 million and $21.2 million, respectively.
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
As of December 31, 2025 and 2024, we had $464.6 million and $1.9 billion, respectively, outstanding under the ABL Facility and $325.0 million and $1.4 billion, respectively, outstanding and effective notional amounts of floating to fixed interest rate swaps which we attribute to our borrowings under our ABL Facility. Excluding the effect of the interest rate swap, the average annualized interest rate incurred on the ABL Facility for borrowings during the year ended December 31, 2025 was approximately 5.72% and we estimate that a 1.0% increase in the applicable average interest rates for the year ended December 31, 2025 would have resulted in an estimated $13.4 million increase in ABL-related interest expense.
Counterparty Risk
Our credit exposure generally relates to receivables for services provided, delays on services paid and a counterparty’s failure to meet its obligations under a derivatives contract with the Company. If any significant customer or derivative counterparty of ours should have credit or financial problems resulting in a delay or failure to pay the amount it owes us, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, if any significant vendor of ours should have financial problems or operational delays, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. For the years ended December 31, 2025, 2024 and 2023, the Company recorded credit loss of $1.0 million, $4.7 million and $7.1 million, respectively, related to the collectability of outstanding receivables.
The Company uses credit and other financial criteria to evaluate the credit standing of, and to select, counterparties to its derivative instruments. Although the Company does not obtain collateral or otherwise secure the fair value of its derivative instruments, associated credit risk is mitigated by the Company’s risk management policies and procedures.
Concentration Risk
For the years ended December 31, 2025, 2024 and 2023, our four largest customers, which are all investment-grade counterparties, accounted for approximately 32%, 32%, and 33%, respectively, of our total revenues. One customer accounted for 14.1%, 13.4% and 11.7% of total revenues in 2025, 2024 and 2023, respectively. If any significant customer of ours should discontinue their relationship with us, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A.    Controls and Procedures.
Disclosure Controls and Procedures
As of December 31, 2025, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
BDO USA, P.C., an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, which is included in herein.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Kodiak Gas Services, Inc.
The Woodlands, Texas
Opinion on Internal Control over Financial Reporting
We have audited Kodiak Gas Services, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 26, 2026 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ BDO USA, P.C.
Houston, Texas
February 26, 2026
Item 9B.    Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2025, the following officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
Other than as disclosed below, no directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Name	Title	Adoption Date	Expiration Date	Aggregate # of securities to be sold
Pedro Buhigas	Chief Information Officer	November 21, 2025	November 20, 2026	28,973(1)
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

Part III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated herein by reference from our definitive proxy statement, which will be filed no later than 120 days after December 31, 2025.
Item 11.    Executive Compensation
The information required by Item 11 is incorporated herein by reference from our definitive proxy statement, which will be filed no later than 120 days after December 31, 2025.
Item 12.    Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Equity Compensation Plan Information
Our equity compensation plans approved by our shareholders provide for the issuance of common stock to officers, employees, directors and consultants. The following table sets forth information regarding outstanding RSUs and PSUs, and shares available for future issuance under these plans as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)(1)	(b)(2)	(c)(3)
Equity compensation plans approved by security holders	2,099,728	$—	5,773,271
Equity compensation plans not approved by security holders	—	—	—
Total	2,099,728	$—	5,773,271

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
(3)
This column reflects the total number of shares of common stock remaining available for issuance under the Omnibus Plan as of December 31, 2025, excluding shares subject to outstanding awards reflected in column (a).

The additional information required by this Item 12 will be incorporated herein by reference from our definitive proxy statement, which will be filed no later than 120 days after December 31, 2025
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference from our definitive proxy statement, which will be filed no later than 120 days after December 31, 2025.
Item 14.    Principal Accounting Fees and Services
Our independent registered public accounting firm is BDO USA, P.C. (PCAOB ID No.243).
The information required by Item 14 is incorporated herein by reference from our definitive proxy statement, which will be filed no later than 120 days after December 31, 2025.

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

2.2††
Membership Interest Purchase Agreement, dated February 5, 2026, by and among Kodiak Gas Services, LLC, Kodiak Gas Services, Inc., Mustang PRS, LLC, Louisiana Machinery Company, L.L.C., and Distributed Power Solutions, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 5, 2026).

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

3.3	Second Amended and Restated Bylaws of Kodiak Gas Services, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2025).

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

4.4
Indenture, dated as of September 5, 2025, by and among Kodiak Gas Services, LLC, the guarantors thereto and U.S. Bank Trust Company, National Association, as trustee (including Form of Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on September 10, 2025).

4.5
Supplemental Indenture, dated as of September 22, 2025, by and among Kodiak Gas Services, LLC, the guarantors thereto and U.S. Bank Trust Company, National Association, as trustee (including Form of Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 23, 2025).

4.6	Description of Capital Stock of Kodiak Gas Services, Inc.(incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2025).

10.1†	Kodiak Gas Services, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2023).

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

10.5†	Kodiak Gas Services, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 filed with the SEC on April 24, 2025).

10.7†	Form of Restricted Stock Unit Grant Notice for Executives (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2025).
10.4†
10.8†	Form of Restricted Stock Unit Grant Notice for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2025).

10.9†	Form of Performance Stock Unit Grant Notice for Executives (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2025).

10.10
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

10.12
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

10.13
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

10.14
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

10.15
Fourth Amendment to Fourth Amended and Restated ABL Credit Agreement and Second Amendment to Third Amended and Restated Security and Pledge Agreement, dated as of September 5, 2025, by and among Kodiak Gas Services, LLC, Kodiak Gas Services, Inc., the other obligors party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on September 10, 2025).

10.16†
Form of Indemnification Agreement between Kodiak Gas Services, Inc. and each of the directors and officers thereof (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-271050) filed with the SEC on March 31, 2023).

10.17†	Executive Severance Plan of Kodiak Gas Services, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2024).

10.18†
Form of Executive Severance Plan Participation Agreement of Kodiak Gas Services, Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2023).

10.19†	Form of Confidentiality and Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2025).

10.20
Assumption, Ratification and Confirmation Agreement, dated as of June 29, 2023, by and among Kodiak Gas Services, Inc., Frontier Intermediate Holding, LLC, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2023).

10.21	Registration Rights Agreement, dated as of April 1, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2024).

10.22
Sixth Amended and Restated Limited Liability Company Agreement of Kodiak Gas Services, LLC, dated as of April 1, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2024).

19.1	Kodiak Gas Services, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2025).

21.1*	List of Subsidiaries

23.1*	Consent of BDO USA, P.C.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy of Kodiak Gas Services, Inc. (incorporated by reference to Exhibit 99.7 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2024).

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________
*Filed herewith.
**Furnished herewith.
†    Management compensatory plan or contract.
†† Certain of the schedules and exhibits to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kodiak Gas Services, Inc.

Date: February 26, 2026	By:	/s/ Robert M. McKee
Robert M. McKee
President, Chief Executive Officer and Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2026.

Signature	Title

/s/ Robert M. McKee	President, Chief Executive Officer and Director
Robert M. McKee	(Principal Executive Officer)

/s/ John B. Griggs	Executive Vice President and Chief Financial Officer
John B. Griggs	(Principal Financial Officer)

/s/ Ewan W. Hamilton	Executive Vice President and Chief Accounting Officer
Ewan W. Hamilton	(Principal Accounting Officer)

/s/ Alex Darden	Director
Alex Darden

/s/ William L. Bullock, Jr.	Director
William L. Bullock, Jr.

/s/ Christopher Drumgoole	Director
Christopher Drumgoole

/s/ Gretchen Holloway	Director
Gretchen Holloway

/s/ Jon-Al Duplantier	Director
Jon-Al Duplantier

/s/ Margaret C. Montana	Director
Margaret C. Montana

/s/ Randall Hogan	Director
Randall Hogan

/s/ Terry Bonno	Director
Terry Bonno

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Kodiak Gas Services, Inc.
The Woodlands, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kodiak Gas Services, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2026 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Estimated Costs to Complete
As described in Note 4 to the consolidated financial statements, and as disclosed by management, the Company recognized approximately $33.0 million of its revenue over time using an input method consisting of a cost-to-cost measure of progress, which measures a contract’s progress toward completion based on the ratio of actual contract costs incurred to the Company’s total estimated contract costs expected for the construction services. Estimates are based on conditions and information available at the time the estimate is made, as well as the knowledge and experience of the Company’s engineers, project managers, and financial professionals. Factors that must be considered in estimating the total costs to be incurred include labor productivity and availability, the nature and complexity of the work to be performed, the impact of change orders, availability of raw materials and the impact of delayed performance. Changes in estimates of the total costs to complete contracts could result in adjustments to the Company’s revenue recognition in the period of change.

We identified the estimated costs to complete as a critical audit matter. The determination of the total estimated cost and progress toward completion requires management to make estimates. Changes in these estimates can result in adjustments to revenue recognized each period. Auditing these estimates involved especially challenging auditor judgment in evaluating the reasonableness of management’s estimates over the duration of certain revenue projects.
The primary procedures we performed to address this critical audit matter included:
•Evaluating the reasonableness of management’s estimation process by selecting certain projects that were completed during the period and performing a retrospective review of estimates to actual variances.
•Assessing the reasonableness of the estimated costs to complete by selecting certain open projects and: (i) evaluating the reasonableness of project estimates and the costs required to complete the project, (ii) assessing the progress towards completion by testing of a sample of project costs incurred to date, and (iii) evaluating evidence subsequent to the balance sheet date by obtaining the projects’ actual costs and investigating variances in estimated costs compared to actual costs.
/s/ BDO USA, P.C.
We have served as the Company's auditor since 2020.
Houston, Texas
February 26, 2026
F-3

KODIAK GAS SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except share and per share data)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$3,179	$4,750
Accounts receivable, net of allowance of $13,031 and $12,629, respectively	197,600	253,637
Inventories, net	101,530	103,341
Fair value of derivative instruments	—	3,672
Contract assets	5,190	7,575
Prepaid expenses and other current assets	15,637	10,686
Total current assets	323,136	383,661
Property, plant and equipment, net	3,377,555	3,395,022
Operating lease right-of-use assets, net	42,218	53,754
Finance lease right-of-use assets, net	6,500	5,696
Goodwill	408,681	415,213
Identifiable intangible assets, net	154,474	162,747
Fair value of derivative instruments	4,664	17,544
Other assets	789	1,486
Total assets	$4,318,017	$4,435,123
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$72,974	$57,562
Accrued liabilities	218,463	188,732
Contract liabilities	94,505	73,075
Total current liabilities	385,942	319,369
Long-term debt, net of unamortized debt issuance cost	2,555,250	2,581,909
Operating lease liabilities	39,391	49,748
Finance lease liabilities	4,405	3,514
Deferred tax liabilities	122,851	103,826
Other liabilities	2,782	3,150
Total liabilities	3,110,621	3,061,516
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, (50.0 million authorized, $0.01 par value) 0.3 million and 0.8 million shares issued and outstanding as of December 31, 2025 and 2024, respectively	4	9
Common stock, (750.0 million shares authorized, $0.01 par value) 90.2 million and 89.2 million issued and 85.8 million and 87.8 million outstanding as of December 31, 2025 and 2024, respectively	903	892
Additional paid-in capital	1,334,333	1,305,375
Treasury stock, at cost (4.5 million and 1.4 million shares held as of December 31, 2025 and 2024, respectively)	(143,968)	(40,000)
Noncontrolling interest	4,910	13,694
Accumulated other comprehensive loss	(1,586)	—
Retained earnings	12,800	93,637
Total stockholders’ equity	1,207,396	1,373,607
Total liabilities and stockholders’ equity	$4,318,017	$4,435,123
See accompanying notes to the consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share data)	2025	2024	2023
Revenues:
Contract Services	$1,181,270	$1,034,173	$735,605
Other Services	126,830	125,138	114,776
Total revenues	1,308,100	1,159,311	850,381
Operating expenses:
Cost of operations (exclusive of depreciation and amortization shown below):
Contract Services	373,493	355,016	257,092
Other Services	106,432	103,360	93,779
Depreciation and amortization	276,185	260,272	182,869
Long-lived asset impairment	6,344	9,921	—
Selling, general and administrative	144,070	151,680	73,308
Loss (gain) on sale of assets	61,566	29,612	(777)
Total operating expenses	968,090	909,861	606,271
Income from operations	340,010	249,450	244,110
Other income (expenses):
Interest expense	(198,370)	(197,144)	(222,514)
Loss on extinguishment of debt	—	—	(6,757)
Gain on derivatives	—	24,017	20,266
Other income (expense), net	(28,168)	(415)	31
Total other expenses, net	(226,538)	(173,542)	(208,974)
Income before income taxes	113,472	75,908	35,136
Income tax expense	31,884	25,574	15,070
Net income	81,588	50,334	20,066
Less: Net income attributable to noncontrolling interests	1,067	439	—
Net income attributable to common shareholders	$80,521	$49,895	$20,066

Earnings per share:
Basic earnings per share	$0.90	$0.58	$0.29
Diluted earnings per share	$0.89	$0.56	$0.29
Basic weighted average shares of common stock outstanding	87,199	83,094	68,059
Diluted weighted average shares of common stock outstanding	88,523	85,170	68,327
See accompanying notes to the consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
(in thousands)	2025	2024	2023
Net income	$81,588	$50,334	$20,066
Cash flow hedges, net of tax effects of $284 , zero, and zero, for the years ended December 31, 2025, 2024 and 2023, respectively	(1,586)	—	—
Comprehensive income	80,002	50,334	20,066
Less: Comprehensive income attributable to noncontrolling interests	1,067	439	—
Comprehensive income attributable to common shareholders	$78,935	$49,895	$20,066
See accompanying notes to the consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares		Preferred Shares		Additional Paid- In Capital	Treasury Shares		Noncontrolling Interest	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(in thousands, except per share data)	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 31, 2022	59,000	$590	—	$—	$33,189	—	$—	$—	$—	$195,314	$229,093
Net income	—	—	—	—	—	—	—	—	—	20,066	20,066
Equity compensation	—	—	—	—	4,271	—	—	—	—	1,643	5,914
Distribution to parent	—	—	—	—	(33,189)	—	—	—	—	(9,111)	(42,300)
Proceeds from initial public offering, net of underwriter discounts	18,400	184	—	—	277,656	—	—	—	—	—	277,840
Offering costs	—	—	—	—	(10,848)	—	—	—	—	—	(10,848)
Debt novation	—	—	—	—	692,099	—	—	—	—	—	692,099
Incentive award conversion	—	—	—	—	582	—	—	—	—	—	582
Dividends paid to stockholders ($0.38 per common share)	—	—	—	—	—	—	—	—	—	(29,793)	(29,793)
Balance, December 31, 2023	77,400	$774	—	$—	$963,760	—	$—	$—	$—	$178,119	$1,142,653
Net income	—	—	—	—	—	—	—	439	—	49,895	50,334
Issuance of preferred shares and noncontrolling interest for business acquisition	—	—	5,562	56	(124)	—	—	154,186	—	—	154,118
Preferred shares and noncontrolling interest converted to common shares	4,730	47	(4,730)	(47)	136,088	—	—	(136,088)	—	—	—
Equity compensation	—	—	—	—	17,008	—	—	650	—	—	17,658
Dividends and dividends equivalents paid to stockholders ($1.58 per common share)	—	—	—	—	—	—	—	—	—	(134,803)	(134,803)
Restricted stock units vested under the Omnibus Plan, net of 107 shares withheld for taxes	324	3	—	—	(2,769)	—	—	—	—	—	(2,766)
Repurchase of common shares	—	—	—	—	—	1,435	(40,000)	—	—	—	(40,000)
Net effect on deferred taxes and taxes payable related to the vesting of restricted stock	—	—	—	—	4,540	—	—	—	—	—	4,540
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,529)	—	—	(5,529)
Issuance of common shares for business acquisition	6,786	68	—	—	188,099	—	—	—	—	—	188,167
Offering costs	—	—	—	—	(1,162)	—	—	—	—	—	(1,162)
Other	—	—	—	—	(65)	—	—	36	—	426	397
Balance, December 31, 2024	89,240	$892	832	$9	$1,305,375	1,435	$(40,000)	$13,694	$—	$93,637	$1,373,607
Net income	—	—	—	—	—	—	—	1,067	—	80,521	81,588
Comprehensive loss (net of tax effect of $284)	—	—	—	—	—	—	—	—	(1,586)	—	(1,586)
Preferred shares and noncontrolling interest converted to common shares	525	5	(525)	(5)	8,758	—	—	(8,758)	—	—	—
Equity compensation	—	—	—	—	24,239	—	—	218	—	72	24,529

Dividends and dividends equivalents paid to stockholders ($1.80 per common share)	—	—	—	—	—	—	—	—	—	(161,430)	(161,430)
RSUs vested, net of 204 shares withheld for taxes	480	6	—	—	(6,368)	—	—	—	—	—	(6,362)
Repurchase of common shares	—	—	—	—	—	3,057	(103,968)	—	—	—	(103,968)
Net effect on deferred taxes and taxes payable related to the vesting of restricted stock	—	—	—	—	2,329	—	—	—	—	—	2,329
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(1,311)	—	—	(1,311)
Balance, December 31, 2025	90,245	$903	307	$4	$1,334,333	4,492	$(143,968)	$4,910	$(1,586)	$12,800	$1,207,396
See accompanying notes to the consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$81,588	$50,334	$20,066
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	276,185	260,272	182,869
Long-lived asset impairment	6,344	9,921	—
Equity compensation expense	24,529	17,658	5,914
Amortization of debt issuance costs	12,694	11,969	13,556
Non-cash lease expense	8,416	4,730	4,465
Provision for credit losses	1,032	4,664	7,101
Inventory reserve	124	559	500
Loss (gain) on sale of assets	61,566	29,612	(777)
Loss on discontinuation of hedge	9,398	—	—
Amortization of interest rate swap	5,152	—	—
Change in fair value of derivatives	—	1,234	42,890
Deferred tax provision	25,663	15,429	7,863
Loss on extinguishment of debt	—	—	4,359
Changes in operating assets and liabilities, exclusive of effects of business acquisition:
Accounts receivable	43,757	(102,887)	(22,742)
Inventories	1,070	(1,336)	(4,583)
Contract assets	2,385	9,849	(13,869)
Prepaid expenses and other current assets	(8,525)	4,434	(833)
Accounts payable	5,167	4,967	10,166
Accrued and other liabilities	17,172	(2,097)	2,781
Contract liabilities	22,554	9,366	6,600
Other assets	3,469	(691)	—
Net cash provided by operating activities	599,740	327,987	266,326
Cash flows from investing activities:
Net cash acquired in acquisition of CSI Compressco LP	—	9,458	—
Purchase of property, plant and equipment	(315,472)	(336,956)	(219,795)
Proceeds from sale of assets	30,182	35,030	1,449
Other	—	—	(75)
Net cash used for investing activities	(285,290)	(292,468)	(218,421)
Cash flows from financing activities:
Borrowings on debt instruments	2,857,499	2,642,370	1,020,102
Payments on debt instruments	(2,863,679)	(2,475,572)	(1,243,981)
Principal payments on other borrowings	(5,344)	(5,634)	—
Payment of debt issuance cost	(33,173)	(16,271)	(32,768)
Principal payments on finance leases	(2,455)	(2,421)	—
Proceeds from initial public offering, net of underwriter discounts	—	—	277,840
Offering costs	—	(1,162)	(10,039)
Loss on extinguishment of debt	—	—	(1,835)
Dividends paid to stockholders	(159,557)	(133,886)	(29,793)
Repurchase of common shares	(103,968)	(40,000)	—
Cash paid for shares withheld to cover taxes	(6,362)	(2,766)	—
Net effect on deferred taxes and taxes payable related to the vesting of restricted stock	2,329	4,540	—
Distribution to parent	—	—	(42,300)
Distributions to noncontrolling interest	(1,311)	(5,529)	—
Net cash used for financing activities	(316,021)	(36,331)	(62,774)
Net decrease in cash and cash equivalents	(1,571)	(812)	(14,869)
Cash and cash equivalents - beginning of period	4,750	5,562	20,431
Cash and cash equivalents - end of period	$3,179	$4,750	$5,562
Supplemental cash disclosures:
Cash paid for interest	$168,716	$147,144	$216,648
Cash paid for taxes	$5,939	$14,662	$9,762
Supplemental disclosure of non-cash investing activities:
Increase in accrued capital expenditures	$(19,581)	$(8,125)	$(1,682)
Purchase of property, plant and equipment through exchange of lease ROU asset	$—	$—	$3,227
Supplemental disclosure of non-cash financing activities:
Fair value changes in interest rate swap	$9,732	$—	$—
Issuance of common shares	$11	$188,167	$—
Issuance of preferred shares and noncontrolling interest	$—	$154,118	$—
Non-cash debt novation	$—	$—	$(689,829)
See accompanying notes to the consolidated financial statements.

KODIAK GAS SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
Kodiak Gas Services, Inc. (the “Company” or “Kodiak”) is an operator of contract compression infrastructure and related services primarily in the U.S. The Company operates compression units under primarily fixed-revenue contracts with upstream and midstream customers.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions used in preparing the accompanying consolidated financial statements. Significant estimates and assumptions that impact these consolidated financial statements relate to, among other things, fair value of derivative instruments, estimates of cost to complete on revenue contracts with customers, grant date fair value for the share-based equity awards, forecasting of our income tax (provision) benefit and the valuation of deferred taxes, useful lives and salvage value of property, plant and equipment, fair value of assets acquired and liabilities assumed in business combinations, and sales tax liabilities.
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

Identifiable Intangible Assets, net
Identifiable intangible assets acquired in connection with business combinations are recorded at fair value as of the date of acquisition. The cost of identifiable intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally ranging from 5 to 20 years, which is the period over which the assets are expected to contribute directly or indirectly to future cash flows. The Company’s identifiable intangible assets consist of trade name, customer relationships, and internal use software.
Goodwill
Goodwill represents the excess of acquisition consideration paid over the fair value of net assets and liabilities acquired. Goodwill is not amortized, but rather is reviewed for impairment on an annual basis (or more frequently if impairment indicators exist). The Company tests goodwill at the reporting unit level, which is the level for which there are distinct cash flows, products, capabilities and available financial information by first performing a qualitative assessment to determine if it is more likely than not that the carrying value of the entity exceeds its fair value. As of December 31, 2025 and 2024, the Company had two reporting units; however, the entire goodwill balance was allocated to the Company’s Contract Services reporting unit.
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
The Company performed a qualitative test during its fourth quarter and concluded that there were no events or circumstances that occurred indicating it was more likely than not that the fair value of the Contract Services reporting unit was below its carrying amount. No goodwill impairment was recorded for the years ended December 31, 2025, December 31, 2024, or December 31, 2023.
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
Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the basic weighted average shares outstanding plus all potential dilutive common shares outstanding during the period. See Note 20. Earnings Per Common Share for additional information related to earnings per share.

Debt Issuance Costs
Costs incurred related to debt issuance are deferred and amortized over the term of the related debt using a method that approximates the effective interest rate method. Unamortized debt issuance costs are recorded as a direct deduction from the carrying amount of the related loans on the consolidated balance sheets.
Derivative Instruments
The Company recognizes derivative instruments on the consolidated balance sheets at fair value and classifies them as current or long-term depending on the maturity of the derivative instrument and whether the net carrying value is in a net liability position. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and whether the Company has elected to designate the derivative as being in a hedging relationship. Commencing on January 1, 2025, the Company accounts for the interest rate swap agreement as a cash flow hedge, thus the effective portion of gains and losses resulting from changes in fair value are recognized in accumulated other comprehensive income (loss) (“AOCI”) and reclassified into earnings in the same period the hedged transaction impacts earnings and are presented within the same line item of the consolidated statement of operations as the hedged item. Amounts recorded in AOCI are amortized to interest expense over the term of the related debt. Cash flows from derivatives are classified in the statement of cash flows in the same category as the cash flows from the items subject to designated hedge or undesignated (economic) hedge relationship. Prior to January 1, 2025, we elected not to apply hedge accounting to our interest rate swaps; accordingly, all realized and unrealized gains and losses on derivative instruments were recognized as a gain on derivatives within our consolidated statement of operations.
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
The Company applies a “more-likely-than-not” recognition threshold for all tax uncertainties. This approach only allows the recognition of those tax benefits that have a greater than 50% percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing this approach, the Company has reviewed its tax positions and determined there were no outstanding or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities. The Company believes that there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within the next twelve months. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. The Company's federal income tax return for tax year 2022 is currently under examination by the Internal Revenue Service ("IRS"). None of the Company’s state tax income tax returns are currently under examination by state authorities. Fiscal years 2022 and later remain subject to examination by the IRS and respective states in the U.S.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), was enacted into law in the United States. The OBBBA introduces significant changes to U.S. tax law, including full expensing of qualified capital expenditures, changes to the business interest limitation, and modifications to the international tax framework. For the year ending December 31, 2025, the Company included the impact of the OBBBA, which materially reduced current tax expense for the year, primarily driven by the permanent reinstatement of full expensing of qualified capital expenditures and changes to the business interest limitation, with no material impact to the effective tax rate.
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
Major customers are defined as those individually comprising more than 10% of our revenues or accounts receivable, net balance. For the years ended December 31, 2025, 2024 and 2023 one customer accounted for approximately 14%, 13% and 12% of total revenues, respectively. All of these revenues were related to the Contract Services segment.
As of December 31, 2025 no individual customer represented over 10% of our net accounts receivable balance. As of December 31, 2024, one customer accounted for 12% of the Company's net accounts receivable.
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2024-03, Disaggregation of Income Statement Expenses (DISE), which requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions and the total amount of selling expenses. This guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this standard on our disclosures.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendment requires the annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. The guidance is effective for annual reporting periods beginning after December 15, 2024. We adopted this guidance on a prospective basis. See Note 17. Income Taxes for the inclusion of the new required disclosures.

3. Acquisitions and Divestitures
Merger with CSI Compressco
On April 1, 2024, the Company completed the acquisition of CSI Compressco (the “CSI Acquisition”). To complete the acquisition, we issued 6.8 million shares of common stock and 5.6 million of preferred shares for total consideration of $342.3 million based on the Company’s stock price on April 1, 2024 of $27.72.

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

It is impracticable to determine the revenue and earnings recorded in the consolidated statements of operations for the year ended December 31, 2024 as we had initiated the integration of a substantial portion of CSI Compressco into our ongoing operations following the close of the CSI Acquisition. Acquisition-related costs of approximately $0.6 million and $26.3 million were incurred during the years ended December 31, 2025 and 2024, respectively These costs have been recognized in selling, general and administrative expenses in the consolidated statements of operations.
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

(in thousands)	Year Ended December 31,
	2024	2023
Revenue	$1,256,421	$1,236,509
Net income	$59,945	$17,968
Sale Leaseback
On March 26, 2025, we entered into a sale-leaseback agreement with an unrelated party involving two buildings in Midland and Monahans, Texas. Under the arrangement, the properties with a net book value of $8.2 million were sold for $5.9 million and leased back under a 15 month lease agreement. We received cash of $5.5 million, net of closing costs and other fees related to the sale of the property. The lease provides for annual base payments of $0.7 million and expires in June 2026. The transaction qualifies as a sale leaseback, and as a result, we recorded a $2.6 million net loss on sale that is recorded within loss (gain) on sale of assets in the consolidated statements of operations. Additionally, we established a $2.5 million right of use asset and operating lease liability.
Sale of Assets
On September 30, 2025, the Company sold its operations and legal entities in Mexico to a third-party buyer. The majority of the operations were included in the Contract Services segment through the date of sale. At the disposal date, total net assets sold were $34.3 million, consisting of compression equipment, inventory, and other assets. Upon disposition, we incurred a loss of $33.3 million reflected in the loss (gain) on sale of assets in our consolidated statements of operations for the year ended December 31, 2025.
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
On December 9, 2024, the Company sold certain assets and its legal entity in Argentina. The majority of the operations were included in the Contract Services segment through the date of sale. The transaction constituted the sale of a business for accounting purposes. Total assets sold primarily consisted of approximately $10.8 million in property, plant and equipment, $2.7 million in accounts receivable, and $2.2 million in inventory. We recognized a loss of $13.6 million, which is included in loss (gain) on sale of assets in our consolidated statements of operations for the year ended December 31, 2024.
4. Revenue Recognition
The following table disaggregates the Company’s revenue by type and timing of provision of services or transfer of goods:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Services provided over time:
Contract Services	$1,181,270	$1,032,493	$728,032
Other Services	33,029	56,512	89,402
Total services provided over time	1,214,299	1,089,005	817,434
Services provided or goods transferred at a point in time:
Contract Services	—	1,680	7,573
Other Services	93,801	68,626	25,374
Total services provided or goods transferred at a point in time	93,801	70,306	32,947
Total revenues	$1,308,100	$1,159,311	$850,381
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
For most of the Company’s station construction contracts, the customer contracts with the Company to provide a service of integrating a significant set of tasks and components into a single contract. Hence, the entire contract is accounted for as one performance obligation. The Company recognizes revenue over time as the Company's performance creates or enhances an asset that the customer, in turn, controls. For construction contracts, revenue is recognized using an input method. Measure of the progress towards satisfaction of the performance obligation is based on the actual amount of labor and material costs incurred. The amount of the transaction price recognized as revenue each reporting period is determined by multiplying the transaction price by the ratio of actual costs incurred to date to total estimated costs expected for the construction services. Payment terms and conditions vary by contract, but contract terms generally include a requirement of payment upon completion of a milestone. Judgment is involved in the estimation of the progress to completion. Any adjustments to the measure of the progress to completion is accounted for on a prospective basis. Changes to the scope of service are recognized as an adjustment to the transaction price in the period in which the change order is agreed upon and executed. Losses on construction contracts, if any, are recognized in the period when the estimated loss is determined. There have been no losses recognized in the years ended December 31, 2025, 2024 and 2023, respectively.
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
Contract Assets and Liabilities
The Company recognizes a contract asset when the Company has the right to consideration in exchange for goods or services transferred to a customer. Contract assets are transferred to trade receivables when the Company has the right to bill. The Company had contract assets of $5.2 million and $7.6 million as of December 31, 2025 and 2024, respectively.
The Company records contract liabilities when cash payments are received or due in advance of performance. The Company’s contract liabilities were $94.5 million as of December 31, 2025. As of January 1, 2025 and 2024, the beginning balances for contract liabilities were $73.1 million and $63.7 million, respectively, all of which was recognized as revenue in the years ended December 31, 2025 and 2024, respectively.
Performance Obligations
As of December 31, 2025, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to the Company’s revenue for the Contract Services segment is $1.6 billion.
The Company expects to recognize these remaining performance obligations as follows:

(in thousands)	2026	2027	2028	2029	2030	Thereafter	Total
Remaining performance obligations	$887,352	$497,942	$193,129	$48,478	$14,225	$6,597	$1,647,723
As of December 31, 2025, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to the Company’s revenue for the Other Services segment is $55.2 million, all of which is expected to be recognized by December 31, 2026.
5. Accounts Receivable, net
The allowance for credit losses were $13.0 million and $12.6 million as of December 31, 2025 and 2024, respectively, which represents our best estimate of the amount of probable credit losses included within our existing accounts receivable balance.
The changes in our allowance for credit losses are as follows:

(in thousands)	Allowances for Credit Losses
Balance at January 1, 2023	$949
Current-period provision for expected credit losses	7,101
Write-offs charged against allowance	—
Balance at December 31, 2023	8,050
Current-period provision for expected credit losses	4,664
Write-offs charged against allowance	(85)
Balance at December 31, 2024	12,629
Current-period provision for expected credit losses	1,032
Write-offs charged against allowance	(630)
Balance at December 31, 2025	$13,031
6. Inventories, net
Inventories, net consisted of the following:

	As of December 31,
(in thousands)	2025	2024
Non-serialized parts	$92,050	$93,060
Serialized parts	11,489	12,167
Inventory reserve	(2,009)	(1,886)
Inventories, net	$101,530	$103,341

7. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	As of December 31,
(in thousands)	2025	2024
Compression equipment	$4,391,894	$4,175,804
Field equipment	99,277	92,077
Buildings and shipping containers	5,065	13,656
Technology hardware and software	6,901	14,960
Trailers and vehicles	20,646	13,506
Leasehold improvements	14,986	11,942
Furniture and fixtures	2,643	2,650
Land	1,000	1,000
Total property, plant and equipment, gross	4,542,412	4,325,595
Less: accumulated depreciation	(1,164,857)	(930,573)
Property, plant and equipment, net	$3,377,555	$3,395,022
Depreciation expense was $259.2 million, $245.8 million, and $173.4 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is recorded within depreciation and amortization on the accompanying consolidated statements of operations.
The estimated useful lives of assets are as follows:

Estimated Useful Life
Compression equipment	4-25 years
Field equipment	1-5 years
Buildings	25-40 years
Shipping containers	4 years
Technology hardware and software	3 years
Trailers and vehicles	5 years
Leasehold improvements	Remaining lease term, no less than 1 year
Furniture and fixtures	7 years
Other	Estimated useful life or 1 year

8. Goodwill and Identifiable Intangible Assets, net
Goodwill
The carrying amount of goodwill, including changes therein, in the Contract Services segment is below:

(in thousands)	Goodwill
Balance as of December 31, 2023	$305,553
Acquisition of CSI Compressco (1)	109,660
Balance as of December 31, 2024	$415,213
Mexico Divestiture (1)	(6,532)
Balance as of December 31, 2025	$408,681

(1)	See Note 3. Acquisitions and Divestitures for more details.
Intangible Assets
The Company’s identifiable intangible assets were as follows:

	As of December 31, 2025			As of December 31, 2024
(in thousands)	Original Cost	Accumulated Amortization	Net Amount	Original Cost	Accumulated Amortization	Net Amount
Trade name	$19,400	$(6,721)	$12,679	$19,400	$(4,791)	$14,609
Customer relationships	191,100	(59,373)	131,727	191,100	(47,809)	143,291
Internal use software	10,894	(826)	10,068	4,847	—	4,847
Total identifiable intangible assets	$221,394	$(66,920)	$154,474	$215,347	$(52,600)	$162,747
Amortization expense was $14.3 million, $12.5 million and $9.5 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is recorded within depreciation and amortization on the consolidated statements of operations. As of December 31, 2025 and 2024, the remaining weighted average amortization period for identifiable intangible assets recognized is 11.0 and 12.4 years, respectively.
Estimated future amortization expense related to intangible assets as of December 31, 2025, is as follows:

(in thousands)	Amount
Years ending December 31,
2026	$15,476
2027	15,476
2028	15,476
2029	14,185
2030	12,214
Thereafter	79,110
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
Leases are presented in our consolidated balance sheet as follows:

		As of December 31,
(in thousands)	Classification	2025	2024
Right-of-use Assets:
Operating leases	Operating lease right-of-use assets, net	$42,218	$53,754
Finance leases	Finance lease right-of-use assets, net	$6,500	$5,696

Lease liabilities:
Operating lease liabilities:
Current	Accrued liabilities	$9,796	$9,930
Noncurrent	Operating lease liabilities	39,391	49,748
Total operating lease liabilities		$49,187	$59,678

Finance lease liabilities:
Current	Accrued liabilities	$2,224	$1,928
Noncurrent	Finance lease liabilities	4,405	3,514
Total finance lease liabilities		$6,629	$5,442
The components of total lease cost were as follows:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Operating lease expense:
Operating lease expense	$15,828	$14,993	$6,536
Short-term lease expense	5,377	4,287	1,132
Total operating lease expense	21,205	19,280	7,668

Finance lease expense:
Amortization of leased assets	2,640	1,421	—
Interest on lease liabilities	546	202	—
Total finance lease expense	3,185	1,623	—
Total lease expense	$24,390	$20,903	$7,668
The short-term lease cost disclosed above reasonably reflects the Company’s ongoing short-term lease commitments. These lease costs are primarily recorded within cost of operations.
Supplemental information related to the Company’s operating and finance leases were as follows:

	For the Year Ended December 31,
(in thousands, except years and percentages)	2025	2024	2023
Other supplemental information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$26,600	$16,879	$5,800
Operating cash flows - finance leases	517	319	—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,294	$12,894	$28,353
Finance leases	3,418	7,111	—

Weighted-average remaining lease term:
Operating leases	5.64 years	6.56 years	7.50 years
Finance leases	2.97 years	3.07 years	—

Weighted-average discount rate:
Operating leases	9.2%	9.5%	9.5%
Finance leases	6.4%	6.1%	—%
Future minimum lease payments, under non-cancelable operating and finance leases with terms in excess of one year, as of December 31, 2025 are as follows:

(in thousands)	Operating leases	Finance leases
Year ended December 31,
2026	$13,726	$2,589
2027	11,023	2,553
2028	8,687	1,405
2029	8,203	773
2030	5,444	—
Thereafter	20,233	—
Total lease payments	67,316	7,320
Less: imputed interest	(18,129)	(691)
Total lease liabilities	$49,187	$6,629
As of December 31, 2025, we entered into two additional operating leases that has not yet commenced for building and land with lease obligations of $47.4 million. The operating leases will commence starting in 2026 with a lease term of approximately 15.1 and 20.1 years.
10. Long-Lived and Other Asset Impairment
For the year ended December 31, 2025, certain capitalized internal-use software costs associated with legacy systems was written off as they were no longer in use given the implementation of a new enterprise resource planning system. As a result, we recorded an impairment of $6.3 million. For the year ended December 31, 2024, we determined that certain events occurred to a group of non-operating compression units associated with a certain customer in bankruptcy that indicated the carrying value of assets may not be recoverable. As a result, we recorded an impairment of compression equipment of $9.9 million. There were no impairment or triggering events for the year ended December 31, 2023.

11. Debt and Credit Facilities
Long-term debt consisted of the following:

	As of December 31,
(in thousands)	2025	2024
ABL Facility	$464,647	$1,875,097
2029 Senior Notes	750,000	750,000
2033 Senior Notes	770,000	—
2035 Senior Notes	630,000	—
Total debt outstanding	2,614,647	2,625,097
Add: unamortized debt premiums	4,145	—
Less: unamortized debt issuance cost	(63,542)	(43,188)
Long-term debt, net of unamortized debt issuance cost	2,555,250	2,581,909
Other borrowings	395	5,739
Total long-term debt and other borrowings	$2,555,645	$2,587,648
ABL Facility
On September 5, 2025, Kodiak and Kodiak Services entered into the Fourth Amendment to the Fourth Amended and Restated Credit Agreement (the “Fourth Amendment”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended or restated from time to time, the “ABL Credit Agreement” or “ABL Facility”), which amends the Fourth Amended and Restated Credit Agreement dated as of March 22, 2023. The Fourth Amendment, among other things, reduces the interest rate margins applicable to loans under the ABL Facility, reduces overall commitments under the ABL Facility to $2.0 billion, provides for a flat unused commitment fee of 0.25%, modifies the calculation of various leverage ratios, modifies certain borrowing base provisions, and extends the maturity date from March 2028 to September 2030 or November 16, 2028 if aggregate principal amount of the 2029 Senior Notes outstanding on such date exceeds $200.0 million. As of December 31, 2025, there were $1.4 million in letters of credit outstanding under the ABL Facility. Lender fees and costs totaling $12.0 million were incurred related to the Fourth Amendment and are amortized over the life of the loan to interest expense.
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
The ABL Facility is a “revolving credit facility” that includes a lockbox arrangement whereby, under certain events, remittances from customers are forwarded to a bank account controlled by the administrative agent and are applied to reduce borrowings under the facility. One such event occurs if availability under the ABL Credit Agreement falls below a specified threshold (i.e., $100 million for five (5) consecutive days until such time availability is greater than $100 million for twenty (20) consecutive days). As of December 31, 2025, and 2024, availability under the ABL Facility was in excess of the specified threshold, and, as such, the entire balance was classified as long-term in accordance with its maturity.
Interest on the outstanding borrowings under the ABL Facility is payable monthly. Depending on the loan type elected by the Company, interest accrues based on variable rates of the Secured Overnight Financing Rate (“SOFR”) plus an applicable rate ranging from 1.75% to 2.50% or prime rate plus an applicable rate ranging from 0.75% to 1.50% depending on the leverage ratio as of the most recently ended quarter. The weighted average interest rate on the ABL Facility as of

December 31, 2025, and 2024, was 5.72% and 6.80%, respectively, excluding the effect of interest rate swaps. The Company pays an annualized commitment fee of 0.25% on the unused portion of its ABL Facility.
All obligations under the ABL Facility are collateralized by essentially all the assets of the Company. We were in compliance with all covenants as of December 31, 2025, and 2024.
2029 Senior Notes
On February 2, 2024, Kodiak Services issued 750.0 million aggregate principal amount of 7.25% senior notes due 2029 (the “2029 Senior Notes”), pursuant to an indenture, dated February 2, 2024, by and among the Company and certain other subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee.
The 2029 Senior Notes are redeemable at the Company’s option, in whole or in part, prior to February 15, 2026, at a redemption price equal to 100% of the principal amount plus a “make-whole” premium and accrued and unpaid interest to the redemption date. This make-whole premium is determined as the excess, if any, of the present value at such time of the redemption plus any required interest payments through February 15, 2026, discounted semi-annually to the redemption date using the applicable treasury rate plus 0.50% over the principal amount of the 2029 Senior Notes. Prior to February 15, 2026, the Company may also redeem up to 40% of the aggregate principal amount of the 2029 Senior Notes using an amount not greater than the net cash proceeds from certain equity offerings at a redemption price of 107.250% of the principal amount, plus accrued and unpaid interest up to the redemption date, provided that at least 50% of the original aggregate principal amount remains outstanding following such redemption and the redemption occurs within 180 days following the equity offering’s closing.
On or after February 15, 2026, Kodiak Services may, on one or more occasions, redeem any or all of the 2029 Senior Notes at the redemption prices set forth below plus accrued and unpaid interest up to the redemption date, beginning on February 15 of the years indicated below:

Percentage of Principal Amount
2026	103.625%
2027	101.813%
2028 and thereafter	100.000%
Fees and costs totaling $13.4 million were incurred related to the 2029 Senior Notes and are amortized over the life of the notes to interest expense.
The net proceeds from the 2029 Senior Notes were used to repay a portion of the outstanding indebtedness under the ABL Facility and to pay related fees and expenses in connection with the 2029 Senior Notes offering.
2033 Senior Notes
On September 5, 2025, Kodiak Services issued $600.0 million in aggregate principal amount of 6.50% senior unsecured notes due 2033 (the “2033 Senior Notes”). On September 22, 2025, Kodiak Services completed a private offering of an additional $170.0 million of 2033 Senior Notes for proceeds of $173.4 million. The excess fair value above the face value was recognized as a bond premium, which is amortized as a reduction in interest expense over the remaining term of the 2033 Senior Notes. The net proceeds from the 2033 Senior Notes were used by the Company to repay a portion of the debt outstanding under the ABL Facility.
The 2033 Senior Notes are redeemable at the Company’s option, in whole or in part, prior to October 1, 2028, at a redemption price equal to 100% of their principal amount plus a “make-whole” premium and any accrued and unpaid interest up to the redemption date. This make-whole premium is determined as the excess, if any, of the present value at such time of the redemption plus any required interest payments through October 1, 2028, discounted semi-annually to the redemption date using the applicable treasury rate plus 0.50% over the principal amount of the 2033 Senior Notes. Prior to October 1, 2028, the Company may also redeem up to 40% of the aggregate principal amount of the 2033 Notes using an amount not greater than the net cash proceeds from certain equity offerings at a redemption price of 106.500% of the principal amount plus any accrued and unpaid interest up to the redemption date, provided that at least 50% of the original aggregate principal amount remains outstanding following such redemption and the redemption occurs within 180 days following the equity offering’s closing.

On or after October 1, 2028, Kodiak Services may, on one or more occasions, redeem any or all of the 2033 Notes at the redemption prices set forth below plus accrued and unpaid interest up to the redemption date, beginning on April 15 of the specified years indicated below.

Percentage of Principal Amount
2028	103.250%
2029	101.625%
2030 and thereafter	100.000%
Fees and costs totaling $11.0 million were incurred related to the 2033 Senior Notes and are amortized over the life of the notes to interest expense.
2035 Senior Notes
On September 5, 2025, Kodiak Services issued $600.0 million in aggregate principal amount of 6.750% senior unsecured notes due 2035 (the “2035 Senior Notes”). On September 22, 2025, Kodiak Services completed a private offering of an additional $30.0 million of 2035 Senior Notes for proceeds of $30.9 million. The excess fair value above the face value was recognized as a bond premium, which is amortized as a reduction in interest expense over the remaining term of the 2035 Senior Notes. The net proceeds from the 2035 Senior Notes were utilized for the same purposes described above for the 2033 Senior Notes.
The 2035 Senior Notes are redeemable at the Company’s option, in whole or in part, prior to October 1, 2030, at a redemption price equal to 100% of the principal amount plus a “make-whole” premium and any accrued and unpaid interest up to the redemption date. This make-whole premium is determined as the excess, if any, of the present value at such time of the redemption plus any required interest payments through October 1, 2030, discounted semi-annually to the redemption date using the applicable treasury rate plus 0.50% over the principal amount of the 2035 Senior Notes. Prior to October 1, 2030, the Company may also redeem up to 40% of the aggregate principal amount of the 2035 Senior Notes using an amount not greater than the net proceeds of certain equity offerings at a redemption price of 106.750% of the principal amount plus any accrued and unpaid interest up to the redemption date, provided that at least 50% of the original aggregate principal amount remains outstanding following such redemption and the redemption occurs within 180 days following the equity offering’s closing.
On or after October 1, 2030, Kodiak Services may, on any one or more occasions, redeem all or part of the 2035 Notes at the redemption prices set forth below plus accrued and unpaid interest up to the redemption date, beginning on April 15 of the years indicated below:

Percentage of Principal Amount
2030	103.375%
2031	102.250%
2032	101.125%
2033 and thereafter	100.000%
Fees and costs totaling $9.9 million were incurred related to the 2035 Senior Notes and are amortized over the life of the notes to interest expense.
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

As of December 31, 2025, the scheduled maturities of the Company's long-term debt were as follows:

(in thousands)	Amount
Years ended December 31,
2026	$395
2027	—
2028	—
2029	750,000
2030	464,647
Thereafter	1,400,000
Total	$2,615,042
Other Borrowings
Upon the completion of the CSI Acquisition, the Company assumed finance agreements with a third-party in the amount of $11.4 million to finance certain compression equipment. The obligations under the finance agreements were payable in monthly installments totaling $0.7 million for 36 months from inception, which was fully repaid in early 2026. As of December 31, 2024, amounts due under the finance agreements was $5.7 million.
12. Derivative Instruments
The Company has entered into an interest rate swap, exchanging variable interest rates for fixed interest rates. Effective January 1, 2025, the Company designated the interest rate swap as a cash flow hedge derivative instrument, evaluated hedge effectiveness and determined it to be highly effective.
Following the Fourth Amendment to the ABL Facility, the Company entered into a new interest rate swap to reflect revised loan terms. Accordingly, the prior hedging relationship was discontinued, resulting in the reclassification of $7.7 million, net of $1.4 million of taxes, from accumulated other comprehensive income (loss) to interest expense. Effective September 5, 2025, the new interest rate swap was formally designated as a cash flow hedge to manage variability in cash flows related to forecasted interest payments. At inception of the hedge relationship, and upon ongoing assessment, the Company determined the hedging relationship to be highly effective in offsetting changes in expected cash flows due to interest rate risk. See Note 13. Fair Value Measurements for details on the valuation of the interest rate swaps.
The table below summarizes the amortization schedule related to the interest rate swap, which matures on September 5, 2030:

Notional Amount	Period End
$325,000,000	9/5/2030
The following table summarizes the effects of the Company’s derivative instruments in the consolidated statements of operations:

(in thousands)	December 31,
	2025	2024	2023
Gain (loss) on cash flow hedges:
Interest expense	$(2,511)	$—	$—
Gain (loss) on derivatives not designated as hedging instruments:
Gain on derivatives	$—	$24,017	$20,266
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
On April 1, 2024, we completed the acquisition of CSI Compressco. The measurements of assets acquired and liabilities assumed were based on significant unobservable inputs and are therefore classified as Level 3 measurements. See Note 3. Acquisitions and Divestitures for additional information.
The following table summarizes the fair value of our interest rate swap measured at fair value on a recurring basis and our long‑term debt disclosed at fair value:

	Carrying Value (1)	As of December 31, 2025
(in thousands)		Level 1	Level 2	Level 3	Total
Interest rate swap- non-current asset	$4,664	$—	$4,664	$—	$4,664
2029 Senior Notes	750,000	—	780,360	—	780,360
2033 Senior Notes	770,000	—	786,686	—	786,686
2035 Senior Notes	630,000	—	647,854	—	647,854
ABL Facility	464,647	—	—	464,647	464,647

	Carrying Value (1)	As of December 31, 2024
		Level 1	Level 2	Level 3	Total
Interest rate swap- current asset	$3,672	$—	$3,672	$—	$3,672
Interest rate swap- non-current asset	17,544	—	17,544	—	17,544
2029 Senior Notes	750,000	—	765,483	—	765,483
ABL Facility	1,875,097	—	—	1,875,097	1,875,097

(1)	See Note 11. Debt and Credit Facilities for a reconciliation of the long-term debt’s presentation in the consolidated balance sheets.
14. Stockholders’ Equity
Share Repurchases
During March 2025, the Company repurchased 270,000 shares of common stock through open-market purchases, pursuant to the share repurchase program approved by our Board of Directors on November 14, 2024 and amended on August 4, 2025 (the “Share Repurchase Program”), at an average price including commission of $36.87 for an aggregate purchase price of approximately $10.0 million.
Pursuant to the Share Repurchase Program, in May 2025, the Company repurchased 277,662 shares of common stock from Frontier TopCo Partnership, L.P, an affiliate of EQT AB in a private transaction at a price of $36.02 per share for an aggregate purchase price of approximately $10.0 million.
Pursuant to the Share Repurchase Program, in August 2025, the Company repurchased 1.5 million shares of common stock from Frontier TopCo Partnership, L.P, an affiliate of EQT AB in a private transaction at a price of $33.14 per share for an aggregate purchase price of approximately $50.0 million.

Pursuant to the Share Repurchase Program, in November 2025, the Company repurchased 1.0 million shares of common stock from Frontier TopCo Partnership, L.P, an affiliate of EQT AB in a private transaction at a price of $33.34 per share for an aggregate purchase price of approximately $33.3 million. As of December 31, 2025, $31.7 million remains available for repurchase under the Share Repurchase Program.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the year ended December 31, 2025, we reflected $0.7 million of the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accrued expenses and other liabilities on our consolidated balance sheets. During the year ended December 31, 2024, Kodiak’s stock issuances exceeded repurchases so no excise tax was imposed.
The following table summarizes repurchases of our common stock for the years ended December 31, 2025 and 2024 :

(in thousands, except per share amount)	Year ended December 31, 2025	Year ended December 31, 2024
Total cost of shares repurchased	$103,968	$40,000
Average price per share	$34.02	$27.88
Total number of shares repurchased	3,057	1,435
The above shares are currently held in treasury stock. Treasury stock purchases are accounted for under the cost method whereby the cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares are credited or charged to additional paid-in capital using the average-cost method.
Preferred Stock
Holders of the Company’s preferred stock are entitled to one vote for each share, voting proportionally with holders of common stock. The preferred stock lacks economic benefits beyond its par value of $0.01 per share (with a maximum value of $50,000), as it does not participate in earnings or cash dividends of Kodiak. Rather, it solely represents a voting share. Each preferred stock holds an equal number of OpCo Units, representing economic interests in Kodiak’s subsidiary, Kodiak Services. Each OpCo Unit is redeemable at the option of the holder for (i) one share of common stock (along with cancellation of a corresponding share of preferred stock) or (ii) cash at Kodiak Services’ election subject to certain conditions. On or after April 1, 2029, Kodiak shall have the right to effect redemption of such OpCo Units (along with corresponding share of preferred stock). The OpCo Units represent and will be accounted for as noncontrolling interests in Kodiak Services. During the years ended December 31, 2025, and 2024, a total of 0.5 million and 4.7 million shares of preferred stock and OpCo Units had been converted into an equivalent number of common stock shares.
2023 Omnibus Incentive Plan
On June 20, 2023, Kodiak’s Board authorized and adopted the Kodiak Gas Services, Inc. Omnibus Incentive Plan (the “Omnibus Plan”) for employees, consultants and directors. The Omnibus Plan enables Kodiak’s Board (or a committee authorized by Kodiak’s Board) to award incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards and substitute awards intended to align the interests of service providers, including the Company’s named executive officers, with those of the Company’s stockholders. As of December 31, 2025, a total of 5.8 million shares of common stock have been reserved for issuance pursuant to awards under the Omnibus Plan.
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
The following table summarizes award activity under the Omnibus Plan for the year ended December 31, 2025:

	RSUs		PSUs
	Number of RSUs	Weighted- Average Price	Number of PSUs	Weighted- Average Price
Outstanding at December 31, 2024	1,189,109	$19.81	756,025	$22.16
Granted	663,009	34.73	234,165	33.95
Vested or exercised	(616,985)	21.96	(39,177)	22.27
Forfeited or cancelled	(53,640)	22.61	(32,778)	28.62
Outstanding at December 31, 2025	1,181,493	$26.94	918,235	$24.93
Stock awards expected to vest	1,181,493	$26.94	918,235	$24.93
As of December 31, 2025, the total future compensation cost related to non-vested equity awards was approximately $30.7 million to be recognized over the weighted-average period of 1.9 years, assuming the performance-based restricted stock units vest at 126% per the terms of the applicable award. During the years ended December 31, 2025, 2024 and 2023, approximately $24.5 million, $17.7 million and $5.9 million in equity compensation expense was recognized in selling, general and administrative expenses, respectively. The total tax benefit related to stock-based compensation recorded as deferred tax assets was $5.5 million, $3.3 million and $0.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Dividends
The following table summarizes dividends declared and paid in each of the quarterly periods shown for 2025, 2024 and 2023:

(in thousands, except per share)	Dividends per Common Share	Dividends Paid

2025
Q1	$0.41	$36,956
Q2	0.45	40,647
Q3	0.45	40,427
Q4	0.49	43,400
2024
Q1	$0.38	$29,815
Q2	0.38	32,578
Q3	0.41	35,113
Q4	0.41	36,380
2023
Q4	$0.38	$29,793

On January 28, 2026, the Company’s Board declared a cash dividend of $0.49 per share for the quarterly period ended December 31, 2025, which was payable on February 20, 2026, to shareholders of record as of the close of business on February 13, 2026 (the “Common Stock Dividend”) and, in conjunction with the Common Stock Dividend, Kodiak Services declared a distribution on its units of $0.49 per unit payable on February 20, 2026 to all unitholders of record of Kodiak Services as of the close of business on February 13, 2026.
15. Commitments and Contingencies
Accrued Capital Expenditures
As of December 31, 2025, 2024 and 2023, the Company had accrued capital expenditures of $23.0 million, $12.5 million and $30.5 million, respectively. These amounts were included in accounts payable or accrued liabilities on the consolidated balance sheets.
Purchase Commitments
Purchase commitments primarily consist of future commitments to purchase new compression units ordered but not received. The commitments as of December 31, 2025, were $211.2 million, all of which $192.3 million is expected to be settled within the next twelve months.
Sales Tax Contingency
Between October 2019 and April 2023, the Company received notices from the Texas Comptroller’s office in regards to audits for periods ranging from December 2015 through November 2023. The audits pertain to whether the Company may owe Texas sales and use tax on certain of its compression equipment and parts that it purchased and used during that time period. As of December 31, 2025 and 2024, the Company accrued a total amount of $102.3 million and $70.1 million, respectively, relating solely to the Texas portion of the sales and use tax.
In 2025, the Company received a settlement offer from the Texas Comptroller’s office to resolve certain periods related to the outstanding Texas sales and use tax matters. Under this settlement arrangement, the Company would be subject to interest for the period under settlement. As a result, the Company recorded additional interest for all open periods totaling $28.0 million within other income (expense) in the consolidated statement of operations for the year ended December 31, 2025.
Legal Matters
From time to time, the Company may become involved in various legal matters. Management believes that as of December 31, 2025, there are no legal matters whose resolution could have a material adverse effect on the consolidated financial statements.
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
The Company has voluntarily self-reported this matter to governmental authorities in the United States, including the Department of Justice and the Office of Foreign Assets Control, and is cooperating with the investigative steps being taken by the Department of Justice and Office of Foreign Assets Control into the matter as a result of the voluntary self-disclosure. The Company also voluntarily self-reported to the SEC and intends to cooperate fully should there be any investigation by the Commission. This matter could result in U.S. governmental authorities seeking criminal and/or civil sanctions, including monetary fines and penalties, against the Company, as well as requiring additional changes to the Company’s business practices and compliance programs. To the extent any of the payments at issue are determined to be illegal in a foreign jurisdiction, it is possible that there could be civil or criminal penalties assessed in that jurisdiction.

Although the Company does not expect the findings from the investigation or actions taken by governmental authorities to have a significant adverse impact on its business, results of operations, financial condition and cash flows, there can be no assurance as to the ultimate outcome of these matters at this time.
Letters of Credit
As of December 31, 2025, there was $1.4 million of letters of credit outstanding under the ABL Facility mainly to support the Company's obligations to construct a gas compression station on behalf of a customer.
16. Accrued Liabilities
Accrued liabilities consisted of the following:

	As of December 31,
(in thousands)	2025	2024
Sales tax liability	$107,982	$70,927
Accrued interest	50,970	48,561
Accrued compensation	24,710	22,403
Lease liabilities - current portion	12,021	11,858
Accrued taxes	9,560	5,107
Station project accrual	2,930	9,385
Equipment financing	395	5,344
Accrued accounts payable	—	1,104
Other	9,895	14,043
Total accrued liabilities	$218,463	$188,732
17. Income Taxes
Income before income taxes consists of the following:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Income before income taxes:
United States	$117,415	$74,650	$35,136
Foreign	(3,943)	1,258	—
Total income before income taxes	$113,472	$75,908	$35,136
Income tax expense consisted of the following:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Current income taxes:
Federal	$1,523	$4,482	$4,668
State and local	4,330	4,085	2,539
Foreign	368	1,578	—
Total current tax	6,221	10,145	7,207
Deferred income taxes:
Federal	24,054	14,344	1,980
State and local	2,996	1,499	5,883
Foreign	(1,387)	(414)	—
Total deferred tax	25,663	15,429	7,863
Income tax expense	$31,884	$25,574	$15,070

The effective tax rates on continuing operations for the years ended December 31, 2025, 2024 and 2023 were 28.1%, 33.7%, and 42.9%, respectively.
The table below reconciles these effective tax rates with the U.S. federal statutory income tax rate as follows:

	Year ended December 31, 2025
(in thousands)	Amount	Percent
Income (loss) before income taxes	$113,472
Tax at Federal Statutory Rate	23,829	21.0%

Federal
Valuation Allowance	906	0.8%
Other	761	0.7%
Total Federal	$1,667	1.5%

State and local
State, Net of Federal Benefit (1)	6,569	5.8%
Valuation Allowance	96	0.1%
Total State and local	$6,665	5.9%

Foreign
Impact of operating in foreign jurisdictions	(1,271)	(1.1)%
Total Foreign	$(1,271)	(1.1)%

Effect of Cross-border tax laws
Taxes related to basis differences in investment in foreign subsidiaries	84	0.1%
Total Cross-border tax laws	$84	0.1%

Nontaxable or Non deductible items
Stock based compensation windfall	(1,833)	(1.6)%
Nondeductible executive compensation	2,888	2.5%
Disallowed loss on sale of entity	2,478	2.2%
Nondeductible Fines and Penalties	1,509	1.3%
Other	60	0.1%
Total nontaxable or non deductible items	$5,102	4.5%

Other Adjustments
Taxes related to basis differences in investment in subsidiaries	(5,054)	(4.5)%
Other	862	0.8%
Total other adjustments	$(4,192)	(3.7)%

Income tax (benefit) expense	$31,884	28.1%

(1)	State taxes in Texas contributed to the majority of the tax effect in this category.

	Year ended December 31,
	2024	2023
Income before income taxes	$75,908	$35,136
Tax at Federal Statutory Rate	15,944	7,379
State, Net of Federal Benefit	5,135	6,135
Non deductible expenses	2,251	925
Stock based compensation windfall	(896)	—
Non deductible loss on the sale of receivables	2,979	—
Valuation Allowance	546	519
Impact of operating in foreign jurisdictions	1,749	—
Taxes related to basis differences in investment in subsidiaries	(2,658)	—
Other	524	112
Income tax expense	$25,574	$15,070
The Company's effective tax rate for the year ended December 31, 2025 differs from the statutory rate primarily due to state tax expense, tax treatment of the sale of Mexico entities, and deferred tax recorded on the Company's investment in Kodiak Services. During the year ended December 31, 2024, the Company's effective tax rate differs from the statutory rate primarily due to state tax expense, a non-deductible loss on the sale of receivables related to the disposition of our Argentina business, and deferred tax recorded on the Company's investment in Kodiak Services.
Income taxes paid (net of refunds received by) jurisdiction are as follows:

Year Ended December 31,
(in thousands)	2025
US Federal	$704

US State and local
Texas	$3,365
Other state and local	594
Total state and local tax	$3,959

Foreign
Argentina	$205
Netherlands	685
Other foreign	386
Total foreign tax	$1,276

Total income taxes paid (1)	$5,939

(1)	The amount of income taxes paid during the year for jurisdictions not listed above do not meet the 5.0 percent disaggregation threshold.
The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting.

Significant components of the deferred tax assets and liabilities are as follows:

	Year ended December 31,
(in thousands)	2025	2024
Deferred tax assets:
Net operating losses	$394,727	$392,585
Interest expense carryforward	87,008	87,039
Deferred compensation	2,947	2,169
Other assets	2,288	2,869
Total gross deferred tax assets	486,970	484,662
Valuation allowance	(1,538)	(745)
Total deferred tax assets, net of valuation allowance	485,432	483,917
Deferred tax liabilities:
Investment in subsidiaries	(576,215)	(549,819)
Property, plant and equipment	(29,769)	(34,157)
Other liabilities	(2,299)	(3,767)
Total gross deferred tax liabilities	(608,283)	(587,743)
Net deferred tax liabilities	$(122,851)	$(103,826)
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
The Company’s ability to utilize its net operating loss carryforwards and other tax attributes to reduce future taxable income is subject to potential annual limitations under Internal Revenue Code Section 382 and Section 383 and similar state provisions. These limitations are applicable to the extent certain ownership changes by 5% shareholders and stock issuances by the Company during any three-year period result in a cumulative change of more than 50% in the beneficial ownership of the Company. The Company has assessed the provisions of Section 382 and Section 383 and determined there to be no impact to the expected realization of Company’s federal deferred tax balances. As of December 31, 2025 and 2024 a valuation allowance of $1.5 million and $0.7 million, respectively, has been placed on capital loss carryforward and state tax deferred tax assets that have a limited life and may not be used due to limitations on annual use.
Federal and State Net Operating Losses
As of December 31, 2025, we have gross federal tax net operating loss carryforwards of $1.78 billion and IRC Section 163(j) interest carryforwards of $375 million which have an indefinite useful life. We have gross post-apportionment state net operating loss carryforwards of $417 million which have various useful lives.
Uncertain Tax Benefits
The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon settlement. The Company did not have any uncertain tax benefits as of December 31, 2025 and 2024. As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the consolidated statements of operations and comprehensive income (loss).
As of December 31, 2025, tax years 2022 and forward are subject to examination by the tax authorities in the U.S. Tax year 2022 is currently under examination by the Internal Revenue Service.

18. Defined Contribution Plan
The Company maintains a defined contribution savings plan for its employees. The Company contributed $6.1 million, $4.5 million, and $3.0 million to the plan for the years ended December 31, 2025, 2024 and 2023, respectively.
19. Segments
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
Revenue includes only sales to external customers.
The following table represents financial metrics by segment:

(in thousands)	Contract Services	Other Services	Total
Year ended December 31, 2025
Revenue	$1,181,270	$126,830	$1,308,100
Cost of operations (exclusive of depreciation and amortization)	373,493	106,432	479,925
Adjusted gross margin	807,777	20,398	828,175
Total assets	4,280,661	37,356	4,318,017
Capital expenditures	315,472	—	315,472
Year ended December 31, 2024
Revenue	$1,034,173	$125,138	$1,159,311
Cost of operations (exclusive of depreciation and amortization)	355,016	103,360	458,376
Adjusted gross margin	679,157	21,778	700,935
Total assets	4,398,127	36,996	4,435,123
Capital expenditures	336,956	—	336,956
Year ended December 31, 2023
Revenue	$735,605	$114,776	$850,381
Cost of operations (exclusive of depreciation and amortization)	257,092	93,779	350,871
Adjusted gross margin	478,513	20,997	499,510
Total assets	3,211,801	32,305	3,244,106
Capital expenditures	219,795	—	219,795

The following table reconciles adjusted gross margin to income before income taxes:

	Year ended December 31,
(in thousands)	2025	2024	2023
Adjusted gross margin:
Contract Services	$807,777	$679,157	$478,513
Other Services	20,398	21,778	20,997
Depreciation and amortization(1)	(276,185)	(260,272)	(182,869)
Long-lived asset impairment	(6,344)	(9,921)	—
Selling, general and administrative expenses	(144,070)	(151,680)	(73,308)
(Loss) gain on sale of assets	(61,566)	(29,612)	777
Interest expense	(198,370)	(197,144)	(222,514)
Loss on extinguishment of debt	—	—	(6,757)
Gain on derivatives	—	24,017	20,266
Other income (expense), net	(28,168)	(415)	31
Income before income taxes	$113,472	$75,908	$35,136

(1)	All depreciation and amortization is related to the Contract Services segment.
20. Earnings Per Common Share
Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is computed by using the weighted average shares of common stock outstanding, including the dilutive effect of restricted stock units and performance stock units based on an average share price during the period. For the year ended December 31, 2025, 2.0 thousand RSUs and PSUs unvested were excluded from the calculation of the potential dilutive common shares because their inclusion would be anti-dilutive. For the year ended December 31, 2024, 98.0 thousand unvested were excluded from the calculation of the potential dilutive common shares because their inclusion would be anti-dilutive. For the year ended December 31, 2023 there were no anti-dilutive shares.
The computations of basic and diluted earnings per share were as follows:

	Year ended December 31,
(in thousands, except per share data)	2025	2024	2023
Net income attributable to common shareholders	$80,521	$49,895	$20,066
Less: Dividends paid and earnings allocated to non-forfeitable RSUs	(2,016)	(1,812)	—
Net income used in basic and diluted earnings per share	$78,505	$48,083	$20,066

Basic weighted average shares of common stock	87,199	83,094	68,059
Effect of dilutive securities:
RSUs and PSUs	1,016	1,244	268
Preferred shares	308	832	—
Diluted weighted average shares of common stock	88,523	85,170	68,327

Earnings per share attributable to common shareholders:
Basic	$0.90	$0.58	$0.29
Diluted	$0.89	$0.56	$0.29

21. Related Party Transactions
The Company has executed a master services agreement with IFS North America, Inc., a related party controlled by EQT AB, for a system license subscription and cloud hosting service to support the implementation of the Company’s enterprise resource planning system. As of December 31, 2025, total purchases under this agreement since inception were approximately $12.9 million, inclusive of contract termination costs. Total cost during the years ended December 31, 2025 and 2024 were approximately $3.5 million and $7.4 million, respectively. A portion of these costs were capitalized as internal-use software within intangible asset in the consolidated balance sheets, see Note 8. Goodwill and Identifiable Intangible Assets, net. The remaining costs incurred were recognized in selling, general and administrative expenses in the consolidated statements of operations.
Additionally, the Company incurred a cost of operations expense related to Contract Services of $0.1 million to a related party during the year ended December 31, 2023. There were no such cost incurred during the years ended December 31, 2025 and 2024.
Stock Repurchase
During the year ended December 31, 2025, the Company entered into stock repurchase agreements with Frontier TopCo Partnership, L.P, an affiliate of EQT AB, a then stockholder of the Company. See Note 14. Stockholders’ Equity for further details of these transactions.
22. Subsequent Events
Pending Acquisition of Distributed Power Solutions
On February 5, 2026, the Company entered into a purchase agreement to acquire DPS, a provider of distributed power solutions in an equity and cash transaction valued at approximately $675.0 million subject to adjustment in accordance with the purchase agreement. Per the terms of the purchase agreement, the purchase price includes $575.0 million in cash, subject to adjustment in accordance with the purchase agreement, and the issuance of 2,401,278 shares, representing approximately $100.0 million of the Company’s common stock based on the volume weighted average price of the Company’s stock price for the five days prior to February 5, 2026 of $41.64 to the sellers. The obligations of each of the parties to consummate the transactions contemplated by the purchase agreement are subject to customary conditions. The Company has agreed to pay to the sellers a termination fee of $37.1 million in the event the purchase agreement is terminated under certain circumstances.