Form 10-Q
period 2026-03-31
Kodiak Gas Services, Inc.
filed 2026-05-11
CIK 1767042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of May 6, 2026, the registrant had 88,771,027 shares of common stock, par value $0.01 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding:
•Expected operating results, such as revenue growth and earnings, including the integration of acquired businesses and assets into our operations, and our ability to service our indebtedness;
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
•Our ability to successfully integrate any acquired businesses, including DPS, and realize the expected benefits thereof in the expected timeframe or at all;
•Our ability to source and fund purchases of additional compression and power generation equipment;
•Changes in the distributed power industry, including any decreases in the demand for electricity and distributed power;
•A deterioration in general economic, business, geopolitical or industry conditions, including as a result of the conflict between Russia and Ukraine, the conflict and potential regime change in Iran as well as other hostilities in the Middle East and developments between the United States and Venezuela, inflation, and slow economic growth in the United States;
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
•Renewal of insurance;
•The effectiveness of our disclosure controls and procedures; and
•Such other factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Report.
Any forward-looking statement made by us in this Report is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$94,363	$3,179
Accounts receivable, net of allowance $14,167 and $13,031, respectively	238,376	197,600
Inventories, net	103,926	101,530
Contract assets	7,725	5,190
Prepaid expenses and other current assets	15,150	15,637
Total current assets	459,540	323,136
Property, plant and equipment, net	3,419,137	3,377,555
Operating lease right-of-use assets, net	44,361	42,218
Finance lease right-of-use assets, net	5,892	6,500
Goodwill	408,681	408,681
Identifiable intangible assets, net	149,514	154,474
Fair value of derivative instruments	6,578	4,664
Other assets	939	789
Total assets	$4,494,642	$4,318,017
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$71,831	$72,974
Accrued liabilities	195,729	218,463
Contract liabilities	92,413	94,505
Total current liabilities	359,973	385,942
Long-term debt, net of unamortized debt issuance cost	2,787,003	2,555,250
Operating lease liabilities	42,122	39,391
Finance lease liabilities	3,775	4,405
Deferred tax liabilities	125,460	122,851
Other liabilities	1,303	2,782
Total liabilities	3,319,636	3,110,621
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Preferred stock, (50.0 million authorized, $0.01 par value) 0.2 million and 0.3 million shares issued and outstanding as of March 31, 2026, and December 31, 2025, respectively	2	4
Common stock, (750.0 million shares of common stock authorized, $0.01 par value) 90.8 million and 90.2 million issued and 86.3 million and 85.8 million outstanding as of March 31, 2026, and December 31, 2025, respectively	908	903
Additional paid-in capital	1,326,985	1,334,333
Treasury stock, at cost; 4.5 million and 4.5 million shares held as of March 31, 2026, and December 31, 2025, respectively	(143,968)	(143,968)
Noncontrolling interest	3,597	4,910
Accumulated other comprehensive loss	(99)	(1,586)
(Accumulated deficit) Retained earnings	(12,419)	12,800
Total stockholders’ equity	1,175,006	1,207,396
Total liabilities and stockholders’ equity	$4,494,642	$4,318,017
See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2026	2025
Revenues:
Contract Services	$306,985	$288,956
Other Services	38,774	40,686
Total revenues	345,759	329,642
Operating expenses:
Cost of operations (exclusive of depreciation and amortization shown below):
Contract Services	90,259	93,235
Other Services	32,619	35,226
Depreciation and amortization	68,681	70,529
Selling, general and administrative	46,127	32,255
Loss on sale of assets	1,261	9,211
Total operating expenses	238,947	240,456
Income from operations	106,812	89,186
Other expenses:
Interest expense	(48,741)	(47,224)
Loss on extinguishment of debt	(36,512)	—
Other expense, net	(939)	(402)
Total other expenses, net	(86,192)	(47,626)
Income before income taxes	20,620	41,560
Income tax expense	2,760	10,524
Net income	17,860	31,036
Less: Net income attributable to noncontrolling interests	55	625
Net income attributable to common shareholders	$17,805	$30,411

Earnings per share attributable to common shareholders:
Basic	$0.20	$0.34
Diluted	$0.20	$0.33
Weighted average shares outstanding:
Basic	85,942	87,879
Diluted	87,501	90,606
See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Net income	$17,860	$31,036
Cash flow hedges, net of tax effects of $426 and $1,630 for the three months ended March 31, 2026 and 2025, respectively	1,487	(5,684)
Comprehensive income	19,347	25,352
Less: Net income attributable to noncontrolling interests	55	625
Comprehensive income attributable to common shareholders	$19,292	$24,727
See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Shares		Preferred Shares		Additional Paid- In Capital	Treasury Shares		Noncontrolling Interest	Accumulated other comprehensive loss	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity
(in thousands, except per share data)	Shares	Amount	Shares	Amount		Shares	Amount
Balance, January 1, 2025	89,240	$892	832	$9	$1,305,375	1,435	$(40,000)	$13,694	$—	$93,637	$1,373,607
Net income	—	—	—	—	—	—	—	625	—	30,411	31,036
Other comprehensive loss	—	—	—	—	—	—	—	—	(5,684)	—	(5,684)
Preferred shares and noncontrolling interest converted to common shares	90	1	(90)	(1)	2,032	—	—	(2,032)	—	—	—
Equity compensation	—	—	—	—	6,879	—	—	99	—	—	6,978
Dividends and dividends equivalents paid to stockholders ($0.41 per common share)	—	—	—	—	—	—	—	—	—	(36,956)	(36,956)
Restricted Stock Units vested, net of 89 shares withheld for taxes	202	2	—	—	(2,829)	—	—	—	—	—	(2,827)
Repurchase of common shares	—	—	—	—	—	270	(9,956)	—	—	—	(9,956)
Net effect on deferred taxes and taxes payable related to the vesting of restricted stock	—	—	—	—	16	—	—	—	—	—	16
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(357)	—	—	(357)
Balance, March 31, 2025	89,532	$895	742	$8	$1,311,473	1,705	$(49,956)	$12,029	$(5,684)	$87,092	$1,355,857

Balance, January 1, 2026	90,245	$903	307	$4	$1,334,333	4,492	$(143,968)	$4,910	$(1,586)	$12,800	$1,207,396
Net income	—	—	—	—	—	—	—	55	—	17,805	17,860
Other comprehensive income	—	—	—	—	—	—	—	—	1,487	—	1,487
Preferred shares and noncontrolling interest converted to common shares	83	2	(83)	(2)	1,233	—	—	(1,233)	—	—	—
Equity compensation	—	—	—	—	5,874	—	—	16	—	—	5,890
Dividends and dividends equivalents paid to stockholders ($0.49 per common share)	—	—	—	—	—	—	—	—	—	(43,024)	(43,024)
Restricted Stock Units vested, net of 273 shares withheld for taxes	505	3	—	—	(14,982)	—	—	—	—	—	(14,979)
Net effect on deferred taxes and taxes payable related to the vesting of restricted stock	—	—	—	—	527	—	—	—	—	—	527
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(151)	—	—	(151)
Balance, March 31, 2026	90,833	$908	224	$2	$1,326,985	4,492	$(143,968)	$3,597	$(99)	$(12,419)	$1,175,006
See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income	$17,860	$31,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,681	70,529
Equity compensation expense	5,890	6,978
Amortization of debt issuance costs	2,963	3,133
Non-cash lease expense	3,260	2,555
Provision for credit losses	1,169	—
Inventory reserve	—	123
Loss on sale of assets	1,261	9,211
Amortization of interest rate swap	—	2,426
Deferred tax provision	2,709	7,016
Loss on extinguishment of debt	36,512	—
Changes in operating assets and liabilities
Accounts receivable	(41,945)	(23)
Inventories	(2,396)	3,416
Contract assets	(2,535)	(12,313)
Prepaid expenses and other current assets	1,604	(1,235)
Accounts payable	(38)	2,182
Accrued and other liabilities	(22,916)	(16,258)
Contract liabilities	(2,092)	5,913
Other assets	1,195	(361)
Net cash provided by operating activities	71,182	114,328
Cash flows from investing activities:
Purchase of property, plant and equipment	(118,370)	(77,553)
Proceeds from sale of assets	3,467	9,376
Net cash used for investing activities	(114,903)	(68,177)
Cash flows from financing activities:
Borrowings on debt instruments	1,353,857	347,491
Payments on debt instruments	(1,147,272)	(344,204)
Principal payments on other borrowings	(395)	(1,950)
Payment of debt issuance cost	(12,958)	—
Principal payments on finance leases	(593)	(719)
Dividends paid to stockholders	(42,604)	(36,445)
Repurchase of common shares	—	(9,956)
Cash paid for shares withheld to cover taxes	(14,979)	(2,827)
Net effect on deferred taxes and taxes payable related to the vesting of restricted stock	—	16
Distributions to noncontrolling interest	(151)	(357)
Net cash provided by (used for) financing activities	134,905	(48,951)
Net increase (decrease) in cash and cash equivalents	91,184	(2,800)
Cash and cash equivalents - beginning of period	3,179	4,750
Cash and cash equivalents - end of period	$94,363	$1,950
Supplemental cash disclosures:
Cash paid for interest	$41,349	$57,330
Cash paid for taxes	$54	$486
Supplemental disclosure of non-cash investing activities:
(Increase) decrease in accrued capital expenditures	$6,485	$(14,089)
Supplemental disclosure of non-cash financing activities:
Fair value changes in interest rate swap	$(1,914)	$7,314
Accrued debt issuance cost	$(1,349)	$—
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
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. These unaudited condensed consolidated financial statements include the accounts of Kodiak and its subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (DISE) and in January 2025, the FASB issued ASU 2025-01,Clarifying the Effective Date. These updates require disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions and the total amount of selling expenses. This guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this standard on our disclosures.
3. Revenue Recognition
The following table disaggregates the Company’s revenue by type and timing of provision of services or transfer of goods:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Services provided over time:
Contract Services	$306,985	$288,956
Other Services	15,472	17,516
Total services provided over time	322,457	306,472
Services provided or goods transferred at a point in time:
Contract Services	—	—
Other Services	23,302	23,170
Total services provided or goods transferred at a point in time	23,302	23,170
Total revenue	$345,759	$329,642
Contract Assets and Liabilities
The Company recognizes a contract asset when the Company has the right to consideration in exchange for goods or services transferred to a customer. Contract assets are transferred to trade receivables when the Company has the right to bill. The Company had contract assets of $7.7 million and $5.2 million as of March 31, 2026, and December 31, 2025, respectively. As of January 1, 2026 and 2025, the beginning balances for contract assets were $5.2 million and $7.6 million, respectively.
The Company records contract liabilities when cash payments are received or due in advance of performance. The Company’s contract liabilities were $92.4 million and $94.5 million as of March 31, 2026, and December 31, 2025, respectively. As of January 1, 2026, and 2025, the beginning balances for contract liabilities were $94.5 million and $73.1 million, all of which was recognized as revenue in the three months ended March 31, 2026, and 2025, respectively.
Performance Obligations
As of March 31, 2026, we had $1.6 billion of remaining performance obligations related to our Contract Services segment.
The Company expects to recognize these remaining performance obligations as follows:

(in thousands)	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total
Remaining performance obligations	$689,426	$594,757	$251,113	$63,249	$23,636	$10,745	$1,632,926
As of March 31, 2026, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to the Company’s revenue for the Other Services segment is $31.4 million, all of which is expected to be recognized by December 31, 2026.
4. Accounts Receivable, net
The allowances for credit losses were $14.2 million and $13.0 million as of March 31, 2026, and December 31, 2025, respectively, which represents the Company’s best estimate of the amount of probable credit losses included within the Company’s existing accounts receivable balance.
The changes in the Company’s allowance for credit losses were as follows:

(in thousands)	Allowances for Credit Losses
Balance at January 1, 2025	$12,629
Current-period provision for expected credit losses	1,032
Write-offs charged against allowance	(630)
Balance at December 31, 2025	$13,031
Current-period provision for expected credit losses	1,169
Write-offs charged against allowance	(33)
Balance at March 31, 2026	$14,167
5. Inventories, net
Inventories consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Non-serialized parts	$93,552	$92,050
Serialized parts	12,383	11,489
Inventory reserve	(2,009)	(2,009)
Inventories, net	$103,926	$101,530

6. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Compression equipment	$4,490,205	$4,391,894
Field equipment	101,438	99,277
Buildings and shipping containers	5,065	5,065
Technology hardware and software	6,901	6,901
Trailers and vehicles	20,616	20,646
Leasehold improvements	14,986	14,986
Furniture and fixtures	2,644	2,643
Land	1,000	1,000
Total property, plant and equipment, gross	4,642,855	4,542,412
Less: accumulated depreciation	(1,223,718)	(1,164,857)
Property, plant and equipment, net	$3,419,137	$3,377,555
Depreciation expense was $64.3 million and $66.4 million for the three months ended March 31, 2026, and 2025, respectively, and is recorded within depreciation and amortization in the accompanying condensed consolidated statements of operations.
7. Goodwill and Identifiable Intangible Assets, net
Goodwill
There were no changes in the carrying amount of goodwill for the three months ended March 31, 2026. All goodwill was allocated to the Company’s Contract Services reporting unit.
Intangible Assets
The Company’s identifiable intangible assets were as follows:

	March 31, 2026			December 31, 2025
(in thousands)	Original Cost	Accumulated Amortization	Net Amount	Original Cost	Accumulated Amortization	Net Amount
Trade name	$19,400	$(7,203)	$12,197	$19,400	$(6,721)	$12,679
Customer relationships	191,100	(62,264)	128,836	191,100	(59,373)	131,727
Internal use software	9,802	(1,321)	8,481	10,894	(826)	10,068
Total identifiable intangible assets	$220,302	$(70,788)	$149,514	$221,394	$(66,920)	$154,474
Amortization expense was $3.9 million and $3.4 million for the three months ended March 31, 2026, and 2025, respectively, and is recorded within depreciation and amortization in the condensed consolidated statements of operations.
As of March 31, 2026 and December 31, 2025, the remaining weighted average amortization period for identifiable intangible assets recognized is 10.8 years and 11.0 years, respectively.

Estimated future amortization expense related to intangible assets as of March 31, 2026 is as follows:

(in thousands)	Amount
Years ending December 31,
Remainder of 2026	$11,675
2027	15,476
2028	15,476
2029	14,185
2030	12,214
Thereafter	79,110
8. Debt and Credit Facilities
Long-term debt consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
ABL Facility	$449,936	$464,647
2029 Senior Notes	—	750,000
2031 Senior Notes	1,000,000	—
2033 Senior Notes	770,000	770,000
2035 Senior Notes	630,000	630,000
Total debt outstanding	2,849,936	2,614,647
Add: unamortized debt premiums	4,016	4,145
Less: unamortized debt issuance cost	(66,949)	(63,542)
Long-term debt, net of unamortized debt issuance cost	2,787,003	2,555,250
Other borrowings	—	395
Total long-term debt and other borrowings	$2,787,003	$2,555,645
ABL Facility
On April 2, 2026, Kodiak and Kodiak Services entered into the Fifth Amendment to the Fourth Amended and Restated Credit Agreement (“Fifth Amendment”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended or restated from time to time, the “ABL Credit Agreement” or “ABL Facility”), which amends the Fourth Amended and Restated Credit Agreement dated as of March 22, 2023. The Fifth Amendment, among other things, modifies the calculation of the leverage ratio. Through June 30, 2026, the Fifth Amendment allows Kodiak Services to deduct from its total indebtedness the net proceeds from the issuance of the 2031 Senior Notes, in addition to the existing $50,000,000 cash netting cap, so long as such proceeds remain as unrestricted cash or cash equivalents.
The ABL Facility is a revolving credit arrangement with a lockbox feature, where customer payments may be sent to a bank account managed by the agent and used to pay down borrowings if availability drops below $100 million for five consecutive business days. As of March 31, 2026, and December 31, 2025, availability exceeded this threshold, so the balance was classified as long-term in accordance with its maturity.
Interest on the outstanding borrowings under the ABL Facility is payable monthly and accrues based on variable rates of the Secured Overnight Financing Rate (“SOFR”) plus an applicable rate ranging from 1.75% to 2.50% or prime rate plus an applicable rate ranging from 0.75% to 1.50% depending on the leverage ratio as of the most recently ended quarter. As of March 31, 2026, and December 31, 2025, the weighted average interest rate on the ABL Facility was 5.67% and 5.72%, respectively, excluding the effect of the interest rate swap. The Company pays an annualized commitment fee of 0.25% on the unused portion of its ABL Facility.
The ABL Facility provides for commitments totaling $2.0 billion and a maturity date of September 5, 2030. As of March 31, 2026, $1.4 million in letters of credit were outstanding. As of March 31, 2026, borrowings under our ABL Facility totaled $449.9 million.

As of March 31, 2026, we were in compliance with all covenants under the ABL Facility. All obligations under the ABL Facility are collateralized by essentially all the assets of the Company.
Redemption of 2029 Senior Notes
On March 11, 2026, we provided notice to the holders of our 2029 Senior Notes that, contingent on receipt of the proceeds from the 2031 Senior Notes, the 2029 Senior Notes would be redeemed at a premium on April 10, 2026. On March 30, 2026, utilizing a portion of the proceeds from the 2031 Senior Notes (as defined below), we made an irrevocable deposit of funds with the trustee to satisfy and discharge the 2029 Senior Notes in accordance with the terms of the applicable indenture, which resulted in a legal defeasance under GAAP (the “Defeasance”).
The Defeasance required a cash outlay of $785.5 million, which was irrevocably deposited with the trustee to fund interest payments on the 2029 Senior Notes through April 10, 2026, when the 2029 Senior Notes were redeemed at a premium, as well as fund the redemption of the 2029 Senior Notes in full. As a result of the Defeasance, the Company recognized a loss on early extinguishment of debt of $36.5 million for the three months ended March 31, 2026, which represents the early redemption premium of $27.2 million, the write-off of deferred financing costs of $7.8 million, and accrued interest of $1.5 million.
2031 Senior Notes
On March 20, 2026, Kodiak Services issued $1.0 billion in aggregate principal amount of 5.875% senior unsecured notes due 2031 (the “2031 Senior Notes”). The net proceeds from the 2031 Senior Notes were used by the Company to redeem all of Kodiak Services’ outstanding 7.25% Senior Notes due 2029 at a redemption price equal to 103.625% of the $750.0 million aggregate principal amount, plus accrued and unpaid interest, if any.
The 2031 Senior Notes are redeemable at the Company’s option, in whole or in part, prior to April 1, 2028, at a redemption price equal to 100% of their principal amount plus a “make-whole” premium and any accrued and unpaid interest up to the redemption date. This make-whole premium is determined as the excess, if any, of the present value at such time of the redemption plus any required interest payments through April 1, 2028, discounted semi-annually to the redemption date using the applicable treasury rate plus 0.50% over the principal amount of the 2031 Senior Notes. Prior to April 1, 2028, the Company may also redeem up to 40% of the aggregate principal amount of the 2031 Senior Notes using an amount not greater than the net cash proceeds from certain equity offerings at a redemption price of 105.875% of the principal amount plus any accrued and unpaid interest up to the redemption date, provided that at least 50% of the original aggregate principal amount remains outstanding following such redemption and the redemption occurs within 180 days following the equity offering’s closing.
On or after April 1, 2028, Kodiak Services may, on one or more occasions, redeem any or all of the 2031 Senior Notes at the redemption prices set forth below plus accrued and unpaid interest up to the redemption date, beginning on April 1 of the specified years indicated below.

Percentage of Principal Amount
2028	102.938%
2029	101.469%
2030 and thereafter	100.000%
Fees and costs totaling $14.3 million were incurred related to the 2031 Senior Notes and are amortized over the life of the notes to interest expense.
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
The 2033 Senior Notes can be redeemed by the Company on or after October 1, 2028, at specified redemption prices plus accrued and unpaid interest. Additionally, prior to October 1, 2028, the Company may redeem up to 40% of the 2033 Senior Notes using proceeds from certain equity offerings at specified redemption prices and make-whole premiums plus any accrued and unpaid interest provided at least 50% of the original principal remains and redemption occurs within 180 days of the offering.
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
The 2035 Senior Notes can be redeemed by the Company on or after October 1, 2030, at specified redemption prices plus accrued and unpaid interest. Additionally, prior to October 1, 2030, the Company may redeem up to 40% of the 2035 Senior Notes using proceeds from certain equity offerings at specified redemption prices and make-whole premiums plus any accrued and unpaid interest provided at least 50% of the original principal remains and redemption occurs within 180 days of the offering.
The indentures governing the 2031 Senior Notes, 2033 Senior Notes and 2035 Senior Notes contain covenants that limit the ability of the Company and its restricted subsidiaries from actions such as distributing or redeeming equity, making certain investments, incurring additional debt, creating liens, selling assets, merging, engaging in affiliate transactions, and forming unrestricted subsidiaries, with some exceptions. Most restrictions terminate if the 2031 Senior Notes, 2033 Senior Notes and 2035 Senior Notes receive investment grade ratings from any two of Moody’s, S&P, and Fitch, and no default exists. The indentures also include standard events of default.
As of March 31, 2026, the scheduled maturities of the Company’s long-term debt were as follows:

(in thousands)	Amount
Years ended December 31,
Remainder of 2026	—
2027	—
2028	—
2029	—
2030	$449,936
Thereafter	$2,400,000
Total	$2,849,936
9. Derivative Instruments
The Company has entered into an interest rate swap, exchanging variable interest rates for fixed interest rates. The interest rate swap was designated as a cash flow hedge derivative instrument, and management evaluated hedge effectiveness and determined it to be highly effective as of March 31, 2026. See Note 10. Fair Value Measurements for details on the valuation of the interest rate swap.
The table below summarizes the amortization schedule related to the interest rate swap, which matures on September 5, 2030:

Notional Amount	Period End
$325,000,000	9/5/2030
The following table summarizes the effects of the Company’s derivative instruments in the condensed consolidated statements of operations:

	Three Months Ended
(in thousands)	March 31,
	2026	2025
Gain on cash flow hedges:
Interest expense	$522	$1,752
10. Fair Value Measurements
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, derivative instruments and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective Level 1 fair values due to the short-term maturity of these instruments.
The Company’s ABL Facility applies floating interest rates to outstanding amounts; therefore, the carrying amount of the ABL Facility approximates its Level 3 fair value. The fair value of our senior notes is determined using Level 2 inputs, relying on quoted prices in less active markets.
The Company records derivative instruments at fair value using Level 2 inputs of the fair value hierarchy. The interest rate swap is valued using a discounted cash flow analysis based on available market data on the expected cash flows of each derivative using observable inputs, including interest rate curves and credit spreads. See Note 9. Derivative Instruments for more details.
The following table summarizes the fair value of our interest rate swap, measured at fair value on a recurring basis, and our long‑term debt disclosed at fair value:

	Carrying Value (1)	March 31, 2026
(in thousands)		Level 1	Level 2	Level 3	Total
Interest rate swap- non-current asset	$6,578	$—	$6,578	$—	$6,578
2031 Senior Notes	1,000,000	—	1,006,620	—	1,006,620
2033 Senior Notes	770,000	—	779,471	—	779,471
2035 Senior Notes	630,000	—	641,718	—	641,718
ABL Facility	449,936	—	—	449,936	449,936

	Carrying Value (1)	December 31, 2025
(in thousands)		Level 1	Level 2	Level 3	Total
Interest rate swap- non-current asset	$4,664	$—	$4,664	$—	$4,664
2029 Senior Notes	750,000	—	780,360	—	780,360
2033 Senior Notes	770,000	—	786,686	—	786,686
2035 Senior Notes	630,000	—	647,854	—	647,854
ABL Facility	464,647	—	—	464,647	464,647

(1)	See Note 8. Debt and Credit Facilities for a reconciliation of the long-term debt’s presentation in the condensed consolidated balance sheets.
11. Stockholders’ Equity
Share Repurchases
Kodiak’s board of directors (“Board”) has authorized a share repurchase program of up to $100.0 million of the Company’s outstanding common stock (the “Share Repurchase Program”) through December 31, 2026. As of March 31, 2026, $31.7 million remains available for repurchase under the Share Repurchase Program.

Preferred Stock
Holders of the Company’s preferred stock are entitled to one vote for each share, voting proportionally with holders of common stock. The preferred stock lacks economic benefits beyond its par value of $0.01 per share (with a maximum value of $50,000), as it does not participate in earnings or cash dividends of Kodiak. Rather, it solely represents a voting share. Each preferred stock holds an equal number of OpCo Units, representing economic interests in Kodiak’s subsidiary, Kodiak Services. Each OpCo Unit is redeemable at the option of the holder for (i) one share of common stock (along with cancellation of a corresponding share of preferred stock) or (ii) cash at Kodiak Services’ election, and subject to certain conditions. On or after April 1, 2029, Kodiak shall have the right to effect redemption of such OpCo Units (along with corresponding share of preferred stock). The OpCo Units represent and are accounted for as noncontrolling interests in Kodiak Services. For the three months ended March 31, 2026, and the year ended December 31, 2025, a total of 0.1 million and 0.5 million, respectively, shares of preferred stock and OpCo Units were converted into an equivalent number of common stock shares.
2023 Omnibus Incentive Plan
On June 20, 2023, Kodiak’s Board authorized and adopted the Kodiak Gas Services, Inc. Omnibus Incentive Plan (the “Omnibus Plan”) for employees, consultants and directors. The Omnibus Plan enables Kodiak’s Board (or a committee authorized by Kodiak’s Board) to award incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards and substitute awards intended to align the interests of service providers, including the Company’s named executive officers, with those of the Company’s stockholders. As of March 31, 2026, a total of 6.1 million shares of common stock has been reserved for issuance pursuant to awards under the Omnibus Plan.
Restricted Stock Units
Restricted stock units (“RSUs”) are time-based units that vest ratably over a three-year period, subject to continuous service through each vesting date. Stock-based compensation for RSUs is recognized on a straight-line basis over the requisite service period.
Performance Stock Units
Performance stock units (“PSUs”) cliff vest at the end of a three-year performance period, with the ultimate number of shares earned and issued ranging from 0 - 200% of the number of shares subject to the PSU award based on the Company's achievement of certain predefined internal targets and the Company’s performance relative to its peers as described in the underlying PSU agreement, subject to continuous service through the end of the performance period. With respect to each PSU, each PSU holder is granted associated dividend equivalents rights. In the event that the Company declares and pays a regular cash dividend, on the record date for such dividend, the Company will accrue a dividend equivalent based on the number of PSUs expected to vest. The fair value of the market condition within the PSUs is determined using a Monte Carlo valuation model. Stock-based compensation for PSUs is recognized on a straight-line basis over the vesting period based on the probable performance outcome. The Company reassesses the probability of achieving the performance targets each reporting period and adjusts compensation expense accordingly.

The following table summarizes award activity under the Omnibus Plan for the three months ended March 31, 2026:

	RSUs		PSUs
	Number of RSUs	Weighted- Average Price	Number of PSUs	Weighted- Average Price
Outstanding at December 31, 2025	1,181,493	$26.94	918,235	$24.93
Granted	280,445	55.88	153,440	65.80
Vested or exercised	(363,803)	28.06	(423,500)	16.76
Forfeited or cancelled	(2,198)	25.72	—	—
Performance adjustment (1)	—	—	156,000	16.76
Outstanding at March 31, 2026	1,095,937	$34.66	804,175	$35.45
Restricted stock awards expected to vest	1,095,937	$34.66	804,175	$35.45

(1)	Represents additional shares expected to vest based on the probability of the performance conditions exceeding the target level.
As of March 31, 2026, the total future compensation cost related to non-vested equity awards was approximately $50.8 million to be recognized over the weighted-average period of 2.4 years, assuming the performance-based restricted stock units vest at 135%, pursuant to the terms of the applicable award. During the three months ended March 31, 2026, and 2025, approximately $5.9 million and $7.0 million, respectively, in equity compensation expense was recognized in selling, general and administrative expenses.
Dividends
The following table summarizes the Company’s dividends declared and paid in each of the quarterly periods of 2026 and 2025:

	Dividends per Common Share	Dividends Paid
		(in thousands)
2026
Q1	$0.49	$43,024
2025
Q1	$0.41	$36,956
Q2	0.45	40,647
Q3	0.45	40,427
Q4	0.49	43,400
Subsequent to quarter end, on May 7, 2026, the Company’s Board declared a cash dividend of $0.49 per share for the quarter ended March 31, 2026, which is payable on May 28, 2026, to shareholders of record as of the close of business on May 18, 2026 (the “Common Stock Dividend”). In conjunction with the Common Stock Dividend, Kodiak Services declared a distribution on its units of $0.49 per unit payable on May 28, 2026 to all unitholders of record of Kodiak Services as of the close of business on May 18, 2026.
12. Commitments and Contingencies
Accrued Capital Expenditures
As of March 31, 2026, and December 31, 2025, the Company had accrued capital expenditures of $15.5 million and $23.0 million, respectively. These amounts were included in accounts payable or accrued liabilities in the condensed consolidated balance sheets. Amounts exclude accrued capital expenditures related to the sales tax contingency accrual.
Purchase Commitments
Purchase commitments primarily consist of future commitments to purchase new compression and power generation units that have been ordered but not yet received. As of March 31, 2026, these commitments amounted to $276.4 million, of which $241.9 million is expected to be settled within the next twelve months.

Sales Tax Contingency
Between October 2019 and April 2023, the Company received notices from the Texas Comptroller’s office in regards to audits for periods ranging from December 2015 through November 2023. The audits pertain to whether the Company may owe sales and use tax on certain of its compression equipment and parts that it purchased and used during that time period. As of March 31, 2026 and December 31, 2025, the Company’s associated liability was $66.0 million and $102.3 million, respectively, relating solely to the Texas portion of the sales and use tax.
During the first quarter of 2026, the Company resolved outstanding Texas sales and use tax matters with the Texas Comptroller’s office related to certain prior periods. The settlement, which included applicable interest for the periods under review, was paid in full. The amount settled had previously been recognized in prior years, reflecting management’s earlier assessment of the liability.
Legal Matters
From time to time, the Company may become involved in various legal matters. Management believes that as of March 31, 2026, there are no legal matters whose resolution could have a material adverse effect on the unaudited condensed consolidated financial statements.
In the first quarter of 2025, the Company received a report regarding certain payments to local government officials in Mexico that commenced prior to the Company’s acquisition of its Mexican business in connection with the acquisition of CSI Compressco LP (the “CSI Acquisition”) that presented potential compliance issues under U.S. law. In response, the Company retained outside counsel to conduct an internal investigation of the reported payments, including whether any payments made may have indirectly benefited individuals associated with certain criminal cartel organizations, some of which may be designated as foreign terrorist organizations (FTOs) and Specially Designated Global Terrorists (SDGTs) per Executive Order 14157 of January 20, 2025. The investigation determined that certain payments likely were made to persons associated with an organization designated as an FTO or SDGT. The payments appear to have been made in order to protect employees of the Mexican business from threats of harm or harassment, and to ensure access to work sites. The aggregate amount of these payments was not material. The Company sold its operations and legal entities in Mexico on September 30, 2025.
The Company voluntarily self-reported this matter to governmental authorities in the United States, including the Department of Justice (“DOJ”) and the Office of Foreign Assets Control (“OFAC”), and is cooperating with the investigative steps being taken by the DOJ and OFAC into the matter as a result of the voluntary self-disclosure. The Company also voluntarily self-reported to the SEC and intends to cooperate fully should there be any investigation by the Commission. This matter could result in U.S. governmental authorities seeking criminal and/or civil sanctions, including monetary fines and penalties, against the Company, as well as requiring additional changes to the Company’s business practices and compliance programs. To the extent any of the payments at issue are determined to be illegal in a foreign jurisdiction, it is possible that there could be civil or criminal penalties assessed in that jurisdiction.
Although the Company does not expect the findings from the investigation or actions taken by governmental authorities to have a significant adverse impact on its business, results of operations, financial condition and cash flows, there can be no assurance as to the ultimate outcome of these matters at this time.
Letters of Credit
As of March 31, 2026, there was $1.4 million of letters of credit outstanding under the ABL Facility mainly to support the Company's obligations to construct a gas compression station on behalf of a customer.

13. Accrued Liabilities
Accrued liabilities consist of the following:

(in thousands)	March 31, 2026	December 31, 2025
Sales tax liability	$70,815	$107,982
Accrued interest	55,399	50,970
Accrued compensation	21,556	24,710
Lease liabilities - current portion	11,501	12,021
Accrued taxes	7,178	9,560
Station project accrual	10,227	2,930
Equipment financing	—	395
Other	19,053	9,895
Total accrued liabilities	$195,729	$218,463
14. Income Taxes
For the three months ended March 31, 2026, and 2025, the Company recorded income tax expense of $2.8 million and $10.5 million, respectively. The effective tax rate was approximately 13.4% and 25.3% for the three months ended March 31, 2026, and 2025, respectively. The Company’s effective tax rate for the three months ended March 31, 2026, differs from the U.S. statutory tax rate of 21% primarily due to a tax benefit on the vesting of restricted stock. The Company’s effective tax rate for the three months ended March 31, 2025, differs from the U.S. statutory tax rate of 21% primarily due to state income taxes.
The Company did not have any uncertain tax benefits as of March 31, 2026, and December 31, 2025. For the three months ended March 31, 2026 and 2025, the Company had no accrued interest or penalties related to uncertain tax positions, and no amounts were recognized in the condensed consolidated statements of operations.
15. Segments
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
Our Chief Executive Officer, also our chief operating decision maker (“CODM”), assesses the performance of each segment based on adjusted gross margin. This metric is calculated by subtracting specific costs of service, such as cost of operations, from revenues directly attributable to the segment. Adjusted gross margin is a key tool used by the CODM for annual budgeting, monthly forecasting, and determining how to allocate capital and resources across the segments.
The following tables represent financial metrics by segment:

(in thousands)	Contract Services	Other Services	Total
Three Months Ended March 31, 2026
Revenue	$306,985	$38,774	$345,759
Cost of operations (exclusive of depreciation and amortization)	90,259	32,619	122,878
Adjusted gross margin	216,726	6,155	222,881
Total assets	4,458,718	35,924	4,494,642
Capital expenditures (1)	118,370	—	118,370
Three Months Ended March 31, 2025
Revenue	$288,956	$40,686	$329,642
Cost of operations (exclusive of depreciation and amortization)	93,235	35,226	128,461
Adjusted gross margin	195,721	5,460	201,181
Total assets	4,384,989	51,133	4,436,122
Capital expenditures	77,553	—	77,553
The following table reconciles adjusted gross margin to income before income taxes:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Adjusted gross margin:
Contract Services	$216,726	$195,721
Other Services	6,155	5,460
Depreciation and amortization (2)	(68,681)	(70,529)
Selling, general and administrative expenses	(46,127)	(32,255)
Loss on sale of assets	(1,261)	(9,211)
Interest expense	(48,741)	(47,224)
Loss on extinguishment of debt	(36,512)	—
Other expense, net	(939)	(402)
Income before income taxes	$20,620	$41,560

(1)	Capital expenditures include an $18.0 million investment in power generation infrastructure to support our recently acquired power distribution business. See Note 17. Subsequent Events for details.
(2)	All depreciation and amortization is related to the Contract Services segment.

16. Earnings Per Common Share
Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is computed by using the weighted average shares of common stock outstanding, including the dilutive effect of restricted stock units and performance stock units based on an average share price during the period. For the three months ended March 31, 2026, and 2025, 115.0 thousand and 15.0 thousand unvested RSUs and PSUs, respectively, were excluded from the calculation of potential dilutive common shares due to their anti-dilutive impact.
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2026	2025
Net income attributable to common shareholders	$17,805	$30,411
Less: Dividends paid and earnings allocated to non-forfeitable RSUs	(513)	(416)
Net income used in basic and diluted earnings per share	$17,292	$29,995

Basic weighted average shares of common stock	85,942	87,879
Effect of dilutive securities:
RSUs and PSUs	1,335	1,984
Preferred shares	224	743
Diluted weighted average shares of common stock	87,501	90,606

Earnings per share attributable to common shareholders:
Basic	$0.20	$0.34
Diluted	$0.20	$0.33
17. Subsequent Events
Acquisition of Distributed Power Solutions
On April 1, 2026, the Company completed the acquisition of Distributed Power Solutions, LLC (“DPS”), a provider of turnkey distributed and behind‑the‑meter power generation solutions. DPS has been rebranded as Kodiak Power Solutions, a division of the Company. Kodiak Services acquired 100% of the outstanding equity interests of DPS. The acquisition expands the Company’s platform beyond contract compression into distributed power generation and adds generation capacity, with customers across data center, microgrid, manufacturing and energy infrastructure end markets.
The total consideration consisted of $587.3 million of cash, including adjustments for certain additional power generation assets purchased since the transaction announcement, indebtedness and working capital, and the issuance of 2,401,278 shares of the Company’s common stock, par value $0.01 per share with an estimated fair value of $139.0 million based on the Company’s closing stock price on April 1, 2026. Subsequent to March 31, 2026, and in connection with the acquisition of DPS, we entered into purchase commitments totaling approximately $244.8 million for the acquisition of power generation assets. These commitments are expected to be fulfilled over a period of approximately four years and are intended to support our planned investment in expanding our power generation fleet. As these commitments were entered into after March 31, 2026, they are not reflected in the accompanying financial statements.
Due to the limited time since the closing of the acquisition, the initial valuations and accounting for this business combination are incomplete as of the issuance date of these condensed consolidated financial statements. As a result, certain disclosures required by ASC 805, including the allocation of the purchase price, the fair values of assets acquired and liabilities assumed, acquisition‑related costs, and the supplemental pro forma revenue and earnings for the combined entity have not yet been determined as the pro forma adjustments are expected to consist of estimates for the depreciation and amortization of property, plant and equipment assets, respectively, which will result from the purchase price allocation and determination of the fair values for the asset acquired.

In connection with the closing of the acquisition of DPS, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Mustang PRS, LLC and Louisiana Machinery Company, L.L.C. (together, the “Holders”), pursuant to which, among other things, the Holders were granted customary rights to require us to file and maintain the effectiveness of a shelf registration statement with respect to the re-sale of the Common Stock received by the Holders, along with customary piggyback registration rights.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations is based on, and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. For further information on items that could impact our future operating performance or financial condition, see the sections entitled “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and “Cautionary Note Regarding Forward-Looking Statements” in this Report. We assume no obligation to update any of these forward-looking statements, except as required by law. Unless otherwise indicated or the context otherwise requires, the historical financial information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects only the historical financial results of Kodiak Gas Services, Inc. and its consolidated subsidiaries and references to the “Company,” “we,” “our,” or “us” are to Kodiak Gas Services, Inc. and its consolidated subsidiaries.
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
As of March 31, 2026, we managed our business through two operating segments: Contract Services and Other Services. Contract Services consists of operating Company-owned and customer-owned compression, and gas treating and cooling infrastructure, pursuant to fixed-revenue contracts to enable the production and gathering of natural gas and oil. Other Services consists of a broad range of services to support ancillary needs of our customers, including station construction, customer-owned compressor maintenance and overhaul, the provision of freight and crane services and other time and material-based offerings. Our Other Services offerings are often cross-sold with Contract Services.
The acquisition of DPS (as defined below) was completed subsequent to the three months ended March 31, 2026. We expect that the recently acquired distributed power business will primarily be incorporated into a new reportable segment, Power Infrastructure beginning in the second quarter of fiscal year 2026. Certain ancillary services associated with the distributed power business, which are similar to those previously included in our operations, will be classified under our Other Services reportable segment. On a prospective basis, we expect to rename our Contract Services reportable segment to Compression Infrastructure. It is important to note that these changes to our reportable segments will be implemented in future periods and have not been implemented for the current period. For the current Quarterly Report on Form 10-Q for the period ended March 31, 2026, all financial information, disclosures, and discussion continue to be presented based on our existing reportable segments as of the reporting date.
Recent Developments
Acquisition of Distributed Power Solutions
On April 1, 2026, we completed the previously announced acquisition of Distributed Power Solutions, LLC (“DPS”), a leading provider of turnkey distributed power generation solutions and behind‑the‑meter power generation solutions. Closing consideration consisted of $587.3 million of cash (including adjustments for certain additional power generation assets purchased since the transaction announcement, indebtedness and working capital) and the issuance of 2,401,278 shares of the Company’s common stock, par value $0.01 per share. For more information about the acquisition of DPS, please see the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2026. Subsequent to March 31, 2026, and in connection with the acquisition of DPS, we entered into purchase commitments totaling approximately $244.8 million for the acquisition of power generation assets. These commitments are expected to be fulfilled over a period of approximately four years and are intended to support our planned investment in expanding our power generation fleet. As these commitments were entered into after March 31, 2026, they are not reflected in the accompanying financial statements.
2031 Senior Notes Offering
On March 20, 2026, we completed the private offering of $1.0 billion in 5.875% senior unsecured notes due 2031, issued at par and guaranteed on a senior unsecured basis by the Company and certain subsidiaries. The proceeds from the offering were used to redeem the outstanding 7.25% Senior Notes due 2029 at a redemption price equal to 103.625% of the $750.0 million aggregate principal amount, plus accrued and unpaid interest.
Redemption of 2029 Senior Notes
On March 11, 2026, we provided notice to the holders of our 2029 Senior Notes that, contingent on receipt of the proceeds from the 2031 Senior Notes, the 2029 Senior Notes would be redeemed at a premium on April 10, 2026. On March 30, 2026, utilizing a portion of the proceeds from the 2031 Senior Notes, we made an irrevocable deposit of funds with the trustee to satisfy and discharge the 2029 Senior Notes in accordance with the terms of the applicable indenture, which resulted in a legal defeasance under GAAP (the “Defeasance”). As a result of the Defeasance, the Company recognized a loss on early extinguishment of debt of $36.5 million for the three months ended March 31, 2026, which primarily represents the early redemption premium of $27.2 million, write-off of deferred financing costs of $7.8 million, and accrued interest of $1.5 million.
Operational Highlights
The following table summarizes certain horsepower, unit count and horsepower utilization percentages for our fleet for the periods presented.

	As of March 31,		Percentage Change
	2026	2025
Operating Data:
Fleet horsepower (1)	4,477,398	4,422,914	1.2%
Revenue-generating horsepower (2)	4,389,412	4,284,103	2.5%
Fleet compression units	4,670	4,941	(5.5%)
Revenue-generating compression units	4,494	4,545	(1.1%)
Revenue-generating horsepower per revenue-generating compression unit (3)	977	943	3.6%
Fleet utilization (4)	98.0%	96.9%	1.1%

(1)
Fleet horsepower includes (x) revenue-generating horsepower and (y) idle horsepower, which is comprised of compression units that do not have a signed contract or are not subject to a firm commitment from our customers and therefore are not currently generating revenue.

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
Horsepower
For the three months ended March 31, 2026, fleet horsepower increased 1.2% and revenue generating horsepower increased 2.5% compared to three months ended March 31, 2025. These increases were primarily attributable to the acquisition of over 20,000 horsepower of large compression assets from a prominent oil and gas producer in the Permian Basin in March 2026. This strategic purchase enhanced our fleet’s capacity and operational efficiency. Additionally, the reduction of idle equipment during the period contributed to a more robust and productive fleet profile. These improvements were partially offset by the divestiture and retirement of certain non-core assets during the period, reflecting our ongoing commitment to fleet optimization. The 3.6% increase in revenue-generating horsepower per revenue-generating compression unit was primarily a result of deploying these new large horsepower units.

Financial Results of Operations
Three Months Ended March 31, 2026, compared to the Three Months Ended March 31, 2025
The following table presents selected financial and operating information for the periods presented:

	Three Months Ended
	March 31,		% Change
(in thousands)	2026	2025
Revenues:
Contract Services	$306,985	$288,956	6.2%
Other Services	38,774	40,686	(4.7)%
Total revenues	345,759	329,642	4.9%
Operating expenses:
Cost of operations (exclusive of depreciation and amortization shown below):
Contract Services	90,259	93,235	(3.2)%
Other Services	32,619	35,226	(7.4)%
Depreciation and amortization	68,681	70,529	(2.6)%
Selling, general and administrative	46,127	32,255	43.0%
Loss on sale of assets	1,261	9,211	(86.3)%
Total operating expenses	238,947	240,456	(0.6)%
Income from operations	106,812	89,186	19.8%
Other expenses:
Interest expense	(48,741)	(47,224)	3.2%
Loss on extinguishment of debt	(36,512)	—	100.0%
Other expense, net	(939)	(402)	n/m
Total other expenses, net	(86,192)	(47,626)	81.0%
Income before income taxes	20,620	41,560	(50.4)%
Income tax expense	2,760	10,524	(73.8)%
Net income	17,860	31,036	(42.5)%
Less: Net income attributable to noncontrolling interests	55	625	(91.2)%
Net income attributable to common shareholders	$17,805	$30,411	(41.5)%
Revenues and Sources of Income
Contract Services
Contract Services revenue increased $18.0 million, or 6.2%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This was primarily due to a $17.3 million increase in Contract Services revenue resulting from pricing increase and revenue-generating horsepower. This increase was partially offset by a decrease of $1.0 million related to gas treating and cooling services.
Other Services
Other Services revenue decreased $1.9 million, or 4.7%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This reduction was mainly driven by lower revenues from station construction services along with a decline in field service revenue resulting from lower demand for third-party field service work and logistics. These declines were partially offset by strong growth in shop service revenue and incremental customer-requested services and materials.

Operating Costs and Other Expenses
Contract Services
Contract Services expenses decreased $3.0 million, or 3.2%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This was primarily due to a $1.7 million decrease in cost of parts utilized to support our operations and a $1.4 million decrease in lubricant oil and coolant costs. These decreases were partially offset by a $1.6 million increase in direct labor expenses as a result of the incremental revenue noted above.
Other Services
Other Services expenses decreased $2.6 million, or 7.4%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This decrease was primarily driven by the lower Other Services revenue across our product lines as noted above.
Depreciation and Amortization
Depreciation and amortization decreased $1.8 million, or 2.6%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This decrease was primarily due to full depreciation of certain assets since the three months ended March 31, 2025, as well as the impact of asset sales and disposals during the current period.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $13.9 million, or 43.0%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The majority of this increase resulted from a $10.8 million increase in professional fees, reflecting higher legal and transaction-related costs related to the DPS acquisition. Additionally, general liability insurance expenses increased $2.0 million compared to the prior year period, attributable to both higher premiums and expanded coverage requirements in the current market environment.
Loss on Sale of Assets
Loss on sale of assets decreased $8.0 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. In the first quarter of 2025, we recognized a net loss of $2.6 million on a sale-leaseback transaction and incurred a $6.6 million loss related to the sale and write-off of certain scrapped assets, neither of which reoccurred in the first quarter of 2026 and both of which contributed to higher loss in that period.
Interest Expense
Interest expense increased $1.5 million, or 3.2%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily driven by higher interest expense on our senior notes, reflecting the impact of our debt refinancing activities, including the issuance of the 2031 Senior Notes and redemption of the 2029 Senior Notes during the first quarter of 2026. This increase was partially offset by lower interest expense on our ABL Facility, reflecting reduced borrowings in the current period.
Loss on Extinguishment of Debt
We recognized a $36.5 million loss on extinguishment of debt during the three months ended March 31, 2026, primarily due to the early redemption premium of $27.2 million, the write-off of deferred financing costs of $7.8 million, and accrued interest of $1.5 million associated with the defeasance and early redemption of our 2029 Senior Notes following the issuance of the 2031 Senior Notes. No such loss was recognized during the three months ended March 31, 2025.
Income Tax Expense
Income tax expense decreased by $7.8 million, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This decrease was primarily due to a decrease in pre-tax income of $20.9 million, as well as tax benefit related to the vesting of restricted stock for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

Liquidity and Capital Resources
Overview
Our ability to fund operations, finance capital expenditures, service our debt and pay dividends depends on our operating cash flows and access to the capital and credit markets. Our primary sources of liquidity are cash flows generated from our operations and our borrowing availability under the ABL Facility. Our cash flow is affected by numerous factors, including prices and demand for our compression infrastructure assets and services, conditions in the financial markets and various other factors. We believe cash generated by operating activities will be sufficient to service our debt, fund working capital, fund our estimated capital expenditures in the short-term and long-term and, as our Board may determine from time to time in its discretion, pay dividends or repurchase shares pursuant to our Share Repurchase Program. As of March 31, 2026, we had approximately $1.6 billion of liquidity consisting of $94.4 million in cash and cash equivalents and $1.5 billion available under the ABL Facility.
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
For the three months ended March 31, 2026, growth capital expenditures were $85.6 million, other capital expenditures were $7.5 million, and maintenance capital expenditures were $17.8 million as compared to growth capital expenditures of $56.0 million, other capital expenditures of $22.3 million, and maintenance capital expenditures of $16.4 million for the three months ended March 31, 2025. The increase in growth capital expenditures was primarily driven by a $24.0 million purchase of used assets, reflecting an opportunistic purchase of compression equipment to accelerate fleet growth and meet strong customer demand, as well as an $18.0 million investment in power generation infrastructure to support our recently acquired power distribution business. The decrease in other capital expenditures was attributable to the completion of our engine conversion program, a multi-year fleet upgrade initiative that was substantially finished during fiscal year 2025.

Maintenance capital expenditures remain disciplined, with only a modest increase despite the continued expansion of our fleet.
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
Subsequent to the quarter end, on May 7, 2026, the Company’s Board declared a cash dividend of $0.49 per share for the quarter ended March 31, 2026, which is payable on May 28, 2026, to shareholders of record as of the close of business on May 18, 2026. In conjunction with the Common Stock Dividend, Kodiak Services declared a distribution on its units of $0.49 per unit payable on May 28, 2026 to all unitholders of record of Kodiak Services as of the close of business on May 18, 2026. The declaration and payment of future dividends will be at the discretion of the Board and will depend on the factors discussed above.
Over the long-term, we expect to fund any dividends and our budgeted growth capital expenditures using our Discretionary Cash Flow. In the event our Discretionary Cash Flow is insufficient to fund any such dividends and our budgeted growth capital expenditures for such period, we may fund our dividend or budgeted growth expenditures (i) with additional borrowings under our ABL Facility (subject to the requirement that our availability, in the case of dividends, under the ABL Facility calculated on a pro forma basis after giving effect to the payment of a dividend, is not less than $100,000,000) or (ii) by reducing our growth capital expenditures. Any additional borrowings under our ABL Facility may result in an increase in our interest expense and any such reduction in our growth capital expenditures may result in lower growth in our revenue-generating horsepower in future periods. As of March 31, 2026, we had $1.5 billion available under our ABL Facility.
Contractual Obligations
Our material contractual obligations as of March 31, 2026, consisted of the following:
•Long-term debt of $2.8 billion, of which $449.9 million matures in 2030, $1.0 billion matures in 2031, $770.0 million matures in 2033, and $630.0 million matures in 2035.
•Purchase commitments of $276.4 million, of which $241.9 million is expected to be settled within the next twelve months; primarily consisting of future commitments to purchase new compression and power generation units that have been ordered but not yet received. See Note 12. Commitments and Contingencies to the condensed consolidated financial statements included in this Report.
Subsequent to March 31, 2026, and in connection with the acquisition of DPS, we entered into purchase commitments totaling approximately $244.8 million for the acquisition of power generation assets. These commitments are expected to be fulfilled over a period of approximately four years and are intended to support our planned investment in expanding our power generation fleet. See Note 17. Subsequent Events to the condensed consolidated financial statements included in this Report.
Other Commitments
As of March 31, 2026, other commitments include future operating and finance lease payments totaling $77.5 million.

Sources of Cash
Cash Flows
The following table summarizes our cash flows:

	Three months ended March 31,
(in thousands)	2026	2025
Net cash provided by operating activities	$71,182	$114,328
Net cash used for investing activities	(114,903)	(68,177)
Net cash provided by (used for) financing activities	134,905	(48,951)
Net increase (decrease) in cash and cash equivalents	$91,184	$(2,800)
Operating Activities
The $43.1 million decrease in net cash provided by operating activities for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily driven by unfavorable changes in working capital items, particularly an increase in accounts receivable related to strong revenue growth and timing of customer collections. Working capital items used cash of $69.1 million during the three months ended March 31, 2026 compared to the use of cash of $18.7 million during the three months ended March 31, 2025. This was partially offset by the $36.5 million non-cash add-back for the loss on extinguishment of debt associated with our strategic debt refinancing activities completed during the quarter.
Investing Activities
The $46.7 million increase in net cash used in investing activities for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily due to a $40.8 million increase in cash used for capital expenditures, net of accrued capital expenditures. This was partially offset by a $5.9 million decrease in cash provided by proceeds on sale of assets.
Financing Activities
Net cash provided by financing activities of $134.9 million increased $183.9 million during the three months ended March 31, 2026, compared to cash used for financing activities of $49.0 million during the three months ended March 31, 2025. Cash provided by financing activities during three months ended March 31, 2026 was primarily the result of our strategic debt refinancing activities completed during the quarter, which resulted in net proceeds of approximately $193.2 million. These net proceeds, combined with lower share repurchase activity, more than offset the $42.6 million in dividend payments and $15.0 million tax-related outflows associated with equity compensation vesting.
Cash used for financing activities of $49.0 million during the three months ended March 31, 2025 was primarily the result of $36.4 million of dividends paid to stockholders, $10.0 million of share repurchases, $2.8 million of cash paid for shares withheld to cover taxes, $2.0 million of cash paid on principal payments of other borrowings, $0.7 million of cash paid on principal payments of finance leases, and $0.4 million of distributions to noncontrolling interest. This was offset by $3.3 million of net cash provided by borrowings.
Description of Indebtedness
ABL Facility
On April 2, 2026, Kodiak and Kodiak Services entered into the Fifth Amendment to the Fourth Amended and Restated Credit Agreement (“Fifth Amendment”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended or restated from time to time, the “ABL Credit Agreement” or “ABL Facility”), which amends the Fourth Amended and Restated Credit Agreement dated as of March 22, 2023. The Fifth Amendment, among other things, modifies the calculation of the leverage ratio. Through June 30, 2026, the Fifth Amendment allows Kodiak Services to deduct from its total indebtedness the net proceeds from the issuance of the 2031 Senior Notes, in addition to the existing $50,000,000 cash netting cap, so long as such proceeds remain as unrestricted cash or cash equivalents.
The ABL Facility is a revolving credit arrangement with a lockbox feature, where customer payments may be sent to a bank account managed by the agent and used to pay down borrowings if availability drops below $100 million for five consecutive business days. As of March 31, 2026, and December 31, 2025, availability exceeded this threshold, so the balance was classified as long-term in accordance with its maturity.
Interest on the outstanding borrowings under the ABL Facility is payable monthly and accrues based on variable rates of the Secured Overnight Financing Rate (“SOFR”) plus an applicable rate ranging from 1.75% to 2.50% or prime rate plus an applicable rate ranging from 0.75% to 1.50% depending on the leverage ratio as of the most recently ended quarter. As of March 31, 2026, and December 31, 2025, the weighted average interest rate on the ABL Facility was 5.67% and 5.72%, respectively, excluding the effect of the interest rate swap. The Company pays an annualized commitment fee of 0.25% on the unused portion of its ABL Facility.
The ABL Facility provides for commitments totaling $2.0 billion and a maturity date of September 5, 2030. As of March 31, 2026, $1.4 million in letters of credit were outstanding. As of March 31, 2026, borrowings under our ABL Facility totaled $449.9 million.
As of March 31, 2026, we were in compliance with all covenants under the ABL Facility. All obligations under the ABL Facility are collateralized by essentially all the assets of the Company.
Redemption of 2029 Senior Notes
On March 11, 2026, we provided notice to the holders of our 2029 Senior Notes that, contingent on receipt of the proceeds from the 2031 Senior Notes, the 2029 Senior Notes would be redeemed at a premium on April 10, 2026. On March 30, 2026, utilizing a portion of the proceeds from the 2031 Senior Notes (as defined below), we made an irrevocable deposit of funds with the trustee to satisfy and discharge the 2029 Senior Notes in accordance with the terms of the applicable indenture, which resulted in a legal defeasance under GAAP (the “Defeasance”).
The Defeasance required a cash outlay of $785.5 million, which was irrevocably deposited with the trustee to fund interest payments on the 2029 Senior Notes through April 10, 2026, when the 2029 Senior Notes were redeemed at a premium, as well as fund the redemption of the 2029 Senior Notes in full. As a result of the Defeasance, the Company recognized a loss on early extinguishment of debt of $36.5 million for the three months ended March 31, 2026, which primarily represents the early redemption premium of $27.2 million, the write-off of deferred financing costs of $7.8 million, and accrued interest of $1.5 million.
2031 Senior Notes
On March 20, 2026, Kodiak Services issued $1.0 billion in aggregate principal amount of 5.875% senior unsecured notes due 2031 (the “2031 Senior Notes”). The net proceeds from the 2031 Senior Notes were used by the Company to redeem all of Kodiak Services’ outstanding 7.25% Senior Notes due 2029 at a redemption price equal to 103.625% of the $750.0 million aggregate principal amount, plus accrued and unpaid interest, if any.
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
Derivatives and Hedging Activities
To mitigate a portion of the exposure to fluctuations in the variable interest rate of the ABL Facility, we have entered into derivative instruments.

Our interest rate swap exchanges variable interest rates for fixed interest rates. The Company designates our interest rate swap as a cash flow hedge, evaluates hedge effectiveness and determined it to be highly effective as of March 31, 2026. See Note 9. Derivative Instruments to the condensed consolidated financial statements included in this Report.
Non-GAAP Financial Measures
Management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include the non-GAAP financial measures of adjusted gross margin, adjusted gross margin percentage, adjusted EBITDA, adjusted EBITDA percentage, discretionary cash flow, free cash flow, adjusted net income and adjusted earnings per share.
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
Contract Services

	Three Months Ended
	March 31,
(in thousands)	2026	2025

Total revenues	$306,985	$288,956
Cost of operations (exclusive of depreciation and amortization)	(90,259)	(93,235)
Depreciation and amortization	(68,681)	(70,529)
Gross margin	$148,045	$125,192
Gross margin percentage	48.2%	43.3%
Depreciation and amortization	68,681	70,529
Adjusted gross margin	$216,726	$195,721
Adjusted gross margin percentage	70.6%	67.7%
Other Services

	Three Months Ended
	March 31,
(in thousands)	2026	2025

Total revenues	$38,774	$40,686
Cost of operations (exclusive of depreciation and amortization)	(32,619)	(35,226)
Depreciation and amortization	—	—
Gross margin	$6,155	$5,460
Gross margin percentage	15.9%	13.4%
Depreciation and amortization	—	—
Adjusted gross margin	$6,155	$5,460
Adjusted gross margin percentage	15.9%	13.4%

Adjusted EBITDA and Adjusted EBITDA Percentage
Adjusted EBITDA and adjusted EBITDA percentage are considered non-GAAP measures. We define adjusted EBITDA as net income before interest expense; income tax expense; and depreciation and amortization; plus certain items, as applicable, such as (i) impairment of long-lived assets; (ii) loss (gain) on derivatives; (iii) equity compensation expense; (iv) severance expenses; (v) transaction expenses; (vi) sales tax reserve; (vii) loss (gain) on disposal of business; (viii) loss (gain) on sale of assets; and (ix) loss on extinguishment of debt. We define adjusted EBITDA percentage as adjusted EBITDA divided by total revenues. Adjusted EBITDA and adjusted EBITDA percentage are used as supplemental financial measures by our management and external users of our financial statements, such as investors, commercial banks and other financial institutions, to assess:
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

The following table reconciles adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Net income	$17,860	$31,036
Interest expense	48,741	47,224
Income tax expense	2,760	10,524
Depreciation and amortization	68,681	70,529
Loss on extinguishment of debt	36,512	—
Equity compensation expense	5,890	6,978
Severance expense	72	376
Transaction expenses (1)	8,315	1,786
Loss on sale of assets	1,261	9,211
Adjusted EBITDA	$190,092	$177,664

Net income percentage	5.2%	9.4%
Adjusted EBITDA percentage	55.0%	53.9%

(1)
Represents certain costs associated with non-recurring professional services and other costs, primarily related to the acquisition of DPS for the three months ended March 31, 2026 and CSI Acquisition and secondary offerings for the three months ended March 31, 2025.

Discretionary Cash Flow
Discretionary cash flow is considered a non-GAAP measure. We define discretionary cash flow as net cash provided by operating activities less (i) maintenance capital expenditures; (ii) certain changes in operating assets and liabilities; and (iii) certain other expenses; plus certain items, as applicable, such as (w) severance expenses; (x) transaction expenses; and (y) sales tax reserve. We believe discretionary cash flow is a useful liquidity and performance measure and supplemental financial measure for us in assessing our ability to pay cash dividends to our stockholders, make growth capital expenditures and assess our operating performance. Our ability to pay dividends is subject to limitations due to restrictions contained in our ABL Credit Agreement as further described elsewhere herein. Discretionary cash flow is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP, such as revenues, net income, operating income (loss) or cash flows from operating activities. Discretionary cash flow as presented may not be comparable to similarly titled measures of other companies.
Free Cash Flow
Free cash flow is considered a non-GAAP measure. We define free cash flow as net cash provided by operating activities less (i) maintenance capital expenditures; (ii) certain changes in operating assets and liabilities; (iii) certain other expenses; (iv) growth capital expenditures; and (v) other capital expenditures; plus certain items, as applicable, such as (w) severance expenses; (x) transaction expenses; (y) sales tax reserve; and (z) proceeds from sale of assets. We believe free cash flow is a liquidity measure and useful supplemental financial measure for us in assessing our ability to pursue business opportunities and investments to grow our business and to service our debt. Free cash flow is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP, such as revenues, net income, operating income (loss) or cash flows from operating activities. Free cash flow as presented may not be comparable to similarly titled measures of other companies.

The following table reconciles net cash provided by operating activities, to discretionary cash flow and free cash flow, for each of the periods presented:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Net cash provided by operating activities	$71,182	$114,328
Maintenance capital expenditures	(17,758)	(16,407)
Severance expense	72	376
Transaction expenses (1)	8,315	1,786
Change in operating assets and liabilities	69,123	18,679
Other (2)	(4,429)	(2,678)
Discretionary cash flow	$126,505	$116,084
Growth capital expenditures (3)(4)(5)	(85,552)	(55,983)
Other capital expenditures (4)	(7,458)	(22,258)
Proceeds from sale of assets	3,467	9,376
Free cash flow	$36,962	$47,219

(1)
Represents certain costs associated with non-recurring professional services and other costs, primarily related to the acquisition of DPS for the three months ended March 31, 2026 and the CSI Acquisition and secondary offerings for the three months ended March 31, 2025.

(2)	Includes non-cash lease expense, provision for credit losses and inventory reserve.
(3)
Growth capital expenditures includes an $18.0 million investment in power generation infrastructure to support our recently acquired power distribution business for the three months ended March 31, 2026.

(4)
Growth and other capital expenditures includes a $6.5 million decrease and a $14.1 million increase in accrued capital expenditures for the three months ended March 31, 2026 and March 31, 2025, respectively.

(5)
Growth capital expenditures include a non-cash increase in the sales tax accrual on compression equipment purchases of $1.0 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively. These accrual amounts are estimated based on the best-known information as it relates to open audit periods with the State of Texas. See Note 12. Commitments and Contingencies to our condensed consolidated financial statements for additional details.

Adjusted Net Income and Adjusted Diluted Earnings Per Share
Adjusted net income and adjusted earnings per share are considered non-GAAP measures. Adjusted net income is defined as net income adjusted to exclude certain items, as applicable, such as (i) impairment of long-lived assets; (ii) severance expenses; (iii) transaction expenses; (iv) sales tax reserve; (v) loss on disposal of business; (vi) loss (gain) on derivatives; (vii) loss on extinguishment of debt; and (viii) the tax effects of the adjustments. Adjusted earnings per share is calculated by dividing adjusted net income by the weighted average diluted shares outstanding. We believe these non-GAAP financial measures are useful to investors because they are key measures used by our management team to evaluate our operating performance, generate future operating plans, and make strategic decisions. Adjusted net income and adjusted earnings per share are presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP, such as revenues, net income, operating income, earnings per share, or cash flows from operating activities. Adjusted net income and adjusted earnings per share as presented may not be comparable to similarly titled measures of other companies.
The following tables reconcile net income to adjusted net income and diluted earnings per share to adjusted diluted earnings per share, for each of the periods presented:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2026	2025
Net income	$17,860	$31,036
Loss on extinguishment of debt	36,512	—
Severance expense	72	376
Transaction expenses (1)	8,315	1,786
Tax effect of adjustments (2)	(10,758)	(561)
Adjusted net income	$52,001	$32,637

Weighted-average common shares outstanding:
Diluted	87,501	90,606

Diluted earnings (loss) per common share	$0.20	$0.33
Loss on extinguishment of debt	0.42	—
Severance expense	—	0.01
Transaction expenses (1)	0.10	0.02
Tax effect of adjustments (2)	(0.13)	(0.01)
Adjusted diluted earnings per common share	$0.59	$0.35

(1)
Represents certain costs associated with non-recurring professional services and other costs, primarily related to the acquisition of DPS for the three months ended March 31, 2026 and the CSI Acquisition and secondary offerings for the three months ended March 31, 2025.

(2)	Represents the estimated tax effect of adjustments calculated using the Company’s adjusted tax provision.
Critical Accounting Policies and Estimates
For a discussion of our critical accounting estimates, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our primary exposure to interest rate risk results from outstanding borrowings under the ABL Facility, which has a floating interest rate component. We use interest rate derivative instruments to manage our exposure to fluctuations in these variable interest rate components.
As of March 31, 2026 and December 31, 2025, we had $449.9 million and $464.6 million, respectively, outstanding under the ABL Facility and $325.0 million and $325.0 million, respectively, outstanding and effective notional amounts of floating to fixed interest rate swap, which we attribute to our borrowings under our ABL Facility. Excluding the effect of the interest rate swap, the average annualized interest rate incurred on the ABL Facility for borrowings during the three months ended March 31, 2026, was approximately 5.67%. We estimate that a 1.0% increase in the applicable average interest rate for the three months ended March 31, 2026, would have resulted in an estimated $1.2 million increase in ABL-related interest expense excluding the impact of our swaps.
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
Concentration Risk
For the three months ended March 31, 2026, and year ended December 31, 2025, our four largest customers, which are all investment-grade counterparties, accounted for approximately 31% and 32%, respectively, of our total revenues, with no single customer accounting for more than 15% for either ending period. If any significant customer of ours should discontinue their relationship with us, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2026, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
From time to time, we and our subsidiaries may be involved in various claims and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.
See the subsection titled “Sales Tax Contingency” and “Legal Matters” in Note 12. Commitments and Contingencies to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this Report for more information on certain litigation.
Item 1A.    Risk Factors.
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Except as previously disclosed in Current Reports on Form 8-K, no unregistered sales of the Company’s equity securities were made during the three months ended March 31, 2026.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not Applicable.
Item 5.    Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2026, the following officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
Other than as disclosed below, no directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Name	Title	Adoption Date	Expiration Date	Aggregate # of securities to be sold
Ewan Hamilton	Chief Accounting Officer	March 17, 2026	March 16, 2027	10,917 (1)
Chad Lenamon	Chief Operations Officer	March 13, 2026	May 14, 2027	12,000 (1)
(1)The Rule 10b5-1 trading arrangement allows for the sale of shares subject to future vesting of equity awards, including performance stock unit awards, net of shares withheld for taxes. The exact number of shares sold depends on settlement outcomes and the tax withholdings, and therefore is not yet determinable.

Item 6.    Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Kodiak Gas Services, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 7, 2026).

3.2	Third Amended and Restated Bylaws of Kodiak Gas Services, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 7, 2026).

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

4.4
Indenture, dated as of March 20, 2026, by and among Kodiak Gas Services, LLC, the guarantors thereto and U.S. Bank Trust Company, National Association, as trustee (including Form of Note) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2026).

10.1	Registration Rights Agreement, dated as of April 1, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2026).

10.2*
Fifth Amendment to Fourth Amended and Restated ABL Credit Agreement and Second Amendment to Third Amended and Restated Security and Pledge Agreement, dated as of April 2, 2026, by and among Kodiak Gas Services, LLC, Kodiak Gas Services, Inc., the other obligors party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

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

Kodiak Gas Services, Inc.

Date: May 11, 2026	By:	/s/ John B. Griggs
John B. Griggs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 11, 2026	By:	/s/ Ewan W. Hamilton
Ewan W. Hamilton
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)