Form 10-Q
period 2026-06-30
Kodiak Gas Services, Inc.
filed 2026-08-07
CIK 1767042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of August 3, 2026, the registrant had 101,104,031 shares of common stock, par value $0.01 per share, outstanding.

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
•Our ability to successfully integrate any acquired businesses, including Distributed Power Solutions, LLC (“DPS”), and realize the expected benefits thereof in the expected timeframe or at all;
•Our ability to source and fund purchases of additional compression and power generation equipment;
•Our ability to obtain, perform under and maintain strategic agreements and relationships;

•Changes in the distributed power industry, including any decreases in the demand for electricity and distributed power as a result of development of alternative power generation technologies, changes in the availability of grid power, or otherwise;
•Hazards customary to the operation of high voltage transmission and distribution systems;
•Risks associated with our diversification into new lines of business, including distributed power generation, and our limited operating experience in that business;

•A deterioration in general economic, business, geopolitical or industry conditions, including as a result of the conflict between Russia and Ukraine, the conflict and potential regime change in Iran and the associated disruption to the Strait of Hormuz as well as other hostilities in the Middle East and developments between the United States and Venezuela, and slower economic growth in the United States;
•A downturn in the economic environment, as well as continued inflationary pressures;
•The outcome of any pending internal review or any future related government enforcement actions;
•Tax legislation and the impact of changes to applicable tax laws, and administrative initiatives or challenges to our tax positions;
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$137,553	$3,179
Accounts receivable, net of allowance $801 and $13,031, respectively	262,696	197,600
Inventories, net	107,091	101,530
Contract assets	11,299	5,190
Prepaid expenses and other current assets	9,502	15,637
Total current assets	528,141	323,136
Property, plant and equipment, net	3,912,530	3,377,555
Operating lease right-of-use assets, net	41,244	42,218
Finance lease right-of-use assets, net	47,988	6,500
Goodwill	753,463	408,681
Identifiable intangible assets, net	189,433	154,474
Fair value of derivative instruments	10,128	4,664
Other assets	17,702	789
Total assets	$5,500,629	$4,318,017
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$97,715	$72,974
Accrued liabilities	177,727	218,463
Contract liabilities	89,558	94,505
Total current liabilities	365,000	385,942
Long-term debt, net of unamortized debt issuance cost	2,720,989	2,555,250
Operating lease liabilities	39,833	39,391
Finance lease liabilities	45,625	4,405
Deferred tax liabilities	160,661	122,851
Other liabilities	4,097	2,782
Total liabilities	3,336,205	3,110,621
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, (50.0 million authorized, $0.01 par value) 0.2 million and 0.3 million shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	2	4
Common stock, (750.0 million shares of common stock authorized, $0.01 par value) 105.4 million and 90.2 million issued and 100.9 million and 85.8 million outstanding as of June 30, 2026, and December 31, 2025, respectively	1,054	903
Additional paid-in capital	2,311,907	1,334,333
Treasury stock, at cost; 4.5 million and 4.5 million shares held as of June 30, 2026, and December 31, 2025, respectively	(143,968)	(143,968)
Noncontrolling interest	3,159	4,910
Accumulated other comprehensive income (loss)	2,743	(1,586)
(Accumulated deficit) Retained earnings	(10,473)	12,800
Total stockholders’ equity	2,164,424	1,207,396
Total liabilities and stockholders’ equity	$5,500,629	$4,318,017
See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenues:
Compression Infrastructure	$315,125	$293,534	$622,110	$582,490
Power Infrastructure	32,891	—	32,891	—
Other Services	43,104	29,309	81,878	69,995
Total revenues	391,120	322,843	736,879	652,485
Operating expenses:
Cost of operations (exclusive of depreciation and amortization shown below):
Compression Infrastructure	94,435	93,137	184,694	186,372
Power Infrastructure	11,686	—	11,686	—
Other Services	38,235	22,114	70,854	57,340
Depreciation and amortization	78,650	66,135	147,331	136,664
Selling, general and administrative	40,918	35,121	87,045	67,376
Loss on sale of assets	2,959	6,606	4,220	15,817
Total operating expenses	266,883	223,113	505,830	463,569
Income from operations	124,237	99,730	231,049	188,916
Other expenses:
Interest expense	(50,061)	(45,755)	(98,802)	(92,979)
Loss on extinguishment of debt	—	—	(36,512)	—
Other expense, net	(939)	(546)	(1,878)	(948)
Total other expenses, net	(51,000)	(46,301)	(137,192)	(93,927)
Income before income taxes	73,237	53,429	93,857	94,989
Income tax expense	21,093	13,445	23,853	23,969
Net income	52,144	39,984	70,004	71,020
Less: Net income attributable to noncontrolling interests	173	488	228	1,113
Net income attributable to common shareholders	$51,971	$39,496	$69,776	$69,907

Earnings per share attributable to common shareholders:
Basic	$0.54	$0.44	$0.76	$0.78
Diluted	$0.53	$0.43	$0.75	$0.76
Weighted average shares outstanding:
Basic	95,458	87,699	90,726	87,788
Diluted	96,805	90,040	92,193	90,234
See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Net income	$52,144	$39,984	$70,004	$71,020
Cash flow hedges, net of tax effects of $709.0 and $1,135.0 for the three and six months ended June 30, 2026, respectively and $288.0 and $1,918.0 for the three and six months ended June 30, 2025, respectively.	2,842	(2,632)	4,329	(8,316)
Comprehensive income	54,986	37,352	74,333	62,704
Less: Net income attributable to noncontrolling interests	173	488	228	1,113
Comprehensive income attributable to common shareholders	$54,813	$36,864	$74,105	$61,591
See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Shares		Preferred Shares		Additional Paid- In Capital	Treasury Shares		Noncontrolling Interest	Accumulated other comprehensive income (loss)	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity
(in thousands, except per share data)	Shares	Amount	Shares	Amount		Shares	Amount
Balance, January 1, 2025	89,240	$892	832	$9	$1,305,375	1,435	$(40,000)	$13,694	$—	$93,637	$1,373,607
Net income	—	—	—	—	—	—	—	625	—	30,411	31,036
Other comprehensive loss	—	—	—	—	—	—	—	—	(5,684)	—	(5,684)
Preferred shares and noncontrolling interest converted to common shares	90	1	(90)	(1)	2,032	—	—	(2,032)	—	—	—
Equity compensation	—	—	—	—	6,879	—	—	99	—	—	6,978
Dividends and dividends equivalents paid to stockholders ($0.41 per common share)	—	—	—	—	—	—	—	—	—	(36,956)	(36,956)
Restricted Stock Units vested, net of 89 shares withheld for taxes	202	2	—	—	(2,829)	—	—	—	—	—	(2,827)
Repurchase of common shares	—	—	—	—	—	270	(9,956)	—	—	—	(9,956)
Net effect on deferred taxes and taxes payable related to the vesting of restricted stock	—	—	—	—	16	—	—	—	—	—	16
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(357)	—	—	(357)
Balance, March 31, 2025	89,532	$895	742	$8	$1,311,473	1,705	$(49,956)	$12,029	$(5,684)	$87,092	$1,355,857
Net income	—	—	—	—	—	—	—	488	$—	39,496	39,984
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,632)	—	(2,632)
Preferred shares and noncontrolling interest converted to common shares	—	—	—	—	(111)	—	—	111	—	—	—
Equity compensation	—	—	—	—	6,163	—	—	56	—	72	6,291
Dividends and dividend equivalents paid to stockholders ($0.45 per common share)	—	—	—	—	—	—	—	—	—	(40,647)	(40,647)
Restricted Stock Units vested, net 5 of shares withheld for taxes	34	—	—	—	(458)	—	—	—	—	—	(458)
Repurchase of common shares	—	—	—	—	—	278	(10,000)	—	—	—	(10,000)
Net effect on deferred taxes and taxes payable related to the vesting of restricted stock	—	—	—	—	408	—	—	—	—	—	408
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(337)	—	—	(337)
Balance, June 30, 2025	89,566	$895	742	$8	$1,317,475	1,983	$(59,956)	$12,347	$(8,316)	$86,013	$1,348,466

Balance, January 1, 2026	90,245	$903	307	$4	$1,334,333	4,492	$(143,968)	$4,910	$(1,586)	$12,800	$1,207,396
Net income	—	—	—	—	—	—	—	55	—	17,805	17,860
Other comprehensive income	—	—	—	—	—	—	—	—	1,487	—	1,487
Preferred shares and noncontrolling interest converted to common shares	83	2	(83)	(2)	1,233	—	—	(1,233)	—	—	—
Equity compensation	—	—	—	—	5,874	—	—	16	—	—	5,890
Dividends and dividends equivalents paid to stockholders ($0.49 per common share)	—	—	—	—	—	—	—	—	—	(43,024)	(43,024)
Restricted Stock Units vested, net of 273 shares withheld for taxes	505	3	—	—	(14,982)	—	—	—	—	—	(14,979)
Net effect on deferred taxes and taxes payable related to the vesting of restricted stock	—	—	—	—	527	—	—	—	—	—	527
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(151)	—	—	(151)
Balance, March 31, 2026	90,833	$908	224	$2	$1,326,985	4,492	$(143,968)	$3,597	$(99)	$(12,419)	$1,175,006
Net income	—	—	—	—	—	—	—	173	—	51,971	52,144
Other comprehensive income	—	—	—	—	—	—	—	—	2,842	—	2,842
Issuance of common shares, net of offering costs	12,149	122	—	—	836,010	—	—	—	—	—	836,132
Issuance of common shares related to DPS Acquisition	2,401	24	—	—	139,010	—	—	—	—	—	139,034
Preferred shares and noncontrolling interest converted to common shares	—	—	—	—	480	—	—	(480)	—	—	—
Equity compensation	—	—	—	—	8,619	—	—	20	—	—	8,639
Dividends and dividends equivalents paid to stockholders ($0.49 per common share)	—	—	—	—	—	—	—	—	—	(50,025)	(50,025)
Restricted Stock Units vested, net of 0.3 shares withheld for taxes	57	—	—	—	798	—	—	—	—	—	798
Net effect on deferred taxes and taxes payable related to the vesting of restricted stock	—	—	—	—	5	—	—	—	—	—	5
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(151)	—	—	(151)
Balance, June 30, 2026	105,440	$1,054	224	$2	$2,311,907	4,492	$(143,968)	$3,159	$2,743	$(10,473)	$2,164,424
See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income	$70,004	$71,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147,331	136,664
Equity compensation expense	14,529	13,269
Amortization of debt issuance costs	5,971	6,267
Non-cash lease expense	7,140	6,265
Provision for credit losses	2,348	995
Inventory reserve	—	123
Loss on sale of assets	4,220	15,817
Amortization of interest rate swap	—	4,147
Deferred tax provision	37,207	17,134
Loss on extinguishment of debt	36,512	—
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	(49,463)	27,986
Inventories	(2,335)	2,214
Contract assets	(6,109)	2,301
Prepaid expenses and other current assets	7,764	1,380
Accounts payable	(2,924)	(13,162)
Accrued and other liabilities	(65,729)	(13,334)
Contract liabilities	(20,733)	11,317
Other assets	(15,086)	1,097
Net cash provided by operating activities	170,647	291,500
Cash flows from investing activities:
Acquisition of DPS, net of cash acquired	(575,965)	—
Purchase of property, plant and equipment	(318,579)	(160,171)
Proceeds from sale of assets	7,590	17,606
Net cash used for investing activities	(886,954)	(142,565)
Cash flows from financing activities:
Borrowings on debt instruments	2,102,875	686,921
Payments on debt instruments	(1,965,313)	(730,078)
Principal payments on other borrowings	(550)	(3,455)
Payment of debt issuance cost	(14,163)	—
Principal payments on finance leases	(1,216)	(1,540)
Proceeds from issuance of common stock, net of issuance costs	836,132	—
Dividends paid to stockholders	(92,601)	(76,593)
Repurchase of common shares	—	(19,956)
Cash paid for shares withheld to cover taxes	(14,181)	(3,286)
Net effect on deferred taxes and taxes payable related to the vesting of restricted stock	—	424
Distributions to noncontrolling interest	(302)	(694)
Net cash provided by (used for) financing activities	850,681	(148,257)
Net increase in cash and cash equivalents	134,374	678
Cash and cash equivalents - beginning of period	3,179	4,750
Cash and cash equivalents - end of period	$137,553	$5,428
Supplemental cash disclosures:
Cash paid for interest	$103,535	$87,075
Cash paid for taxes	$4,299	$5,393
Supplemental disclosure of non-cash investing activities:
Increase in accrued capital expenditures	$(25,556)	$(3,401)
Non-cash finance lease additions	$42,568	$9,938
Supplemental disclosure of non-cash financing activities:
Fair value changes in interest rate swap	$(5,465)	$10,234
Issuance of common shares related to DPS Acquisition	$139,034	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Organization and Description of Business
Kodiak Gas Services, Inc. (the “Company” or “Kodiak”) is an operator of energy infrastructure and related services in the U.S. On April 1, 2026, the Company completed the acquisition of Distributed Power Solutions, LLC (“DPS”), which expanded its business beyond contract compression to include distributed and behind-the-meter power generation solutions, including the provision of power generation equipment and related services such as equipment installation, operation, maintenance and other support services.
Effective for the quarter ended June 30, 2026, the Company revised its reportable segments and now reports three operating and reportable segments: Compression Infrastructure, Power Infrastructure and Other Services. Compression Infrastructure represents the Company’s legacy contract compression operations, Power Infrastructure reflects the Company’s distributed power generation operations, and Other Services includes a broad range of service offerings, including certain ancillary services associated with the compression and power generation businesses. The Company believes this expanded segmentation will provide its investors with additional information to better understand its performance. Prior-period segment information has been recast to conform to the current period presentation. See Note 17. Segments for further information.
The Company operates compression units under primarily fixed-revenue contracts with upstream and midstream customers. The Company also provides power generation services under customer arrangements that generally include fixed monthly payments for power generation equipment and associated capacity, together with service-based fees for delivery, installation, operation, maintenance and other ancillary support services. These arrangements support customers across a variety of end markets including digital infrastructure, energy microgrid, manufacturing and other infrastructure and generally range from short-term to multi-year agreements.
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
3. Acquisitions
Distributed Power Solutions
On April 1, 2026, the Company completed the acquisition of DPS, a provider of turnkey distributed and behind‑the‑meter power generation solutions. DPS has been rebranded as Kodiak Power Solutions, a division of the Company. Kodiak Services acquired 100% of the outstanding equity interests of DPS (the “DPS Acquisition”). The DPS Acquisition expands the Company’s platform beyond contract compression into distributed power generation and adds generation capacity, with customers across data center, microgrid, manufacturing and energy infrastructure end markets. DPS engaged in the rental and leasing of machinery for power generation to customers in the oil and gas, utility, data center, industrial, and commercial sectors. Strategically, the DPS Acquisition is expected to expand the Company’s distributed power generation capabilities and enhance revenue growth through increased scale and complementary service offerings.
The total consideration consisted of $587.3 million of cash, reflecting adjustments for certain additional power generation assets purchased prior to closing, indebtedness and working capital, and 2.4 million shares of the Company’s common stock, par value $0.01 per share with an estimated fair value of $139.0 million based on the Company’s closing stock price of $57.90 per share, on April 1, 2026.
The acquisition-date fair value of the consideration transferred and the preliminary allocation of the purchase price as of the acquisition date is as follows (in thousands):

Fair value of consideration transferred	$726,354

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$11,355
Accounts receivable	17,981
Intangible assets (1)	45,000
Property, plant, and equipment	341,818
Other current assets	3,738
Non-current assets	360
Total assets acquired	420,252

Deferred revenue	15,786
Other current liabilities	17,694
Other non-current liabilities	5,200
Total liabilities assumed	38,680

Total identifiable assets acquired less liabilities assumed	$381,572

Goodwill acquired	$344,782

(1)	Identifiable intangibles acquired include customer relationships with a fair value of $45.0 million. Estimated useful lives are 10 years.
The allocation of purchase price to DPS's net assets and liabilities as of April 1, 2026 remains preliminary and subject to the potential identification of additional assets, contingencies, or revised fair value calculations. Accordingly, the Company continues to evaluate information necessary to determine the fair values of certain acquired assets and assumed liabilities. The preliminary purchase price allocation is subject to change during the measurement period as additional information becomes available, and actual allocation amounts will be disclosed in subsequent filings and completed no later than one year from the closing of the DPS Acquisition.
The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The methodologies used, and key assumptions made, were based on a combination of the income approach, market approach, and cost approach. The fair value of the acquired property, plant and equipment was determined using the cost approach, which involved estimating the replacement cost and adjusting for age, condition and utility, and for trailers and vehicles, the market approach. The fair value of the acquired intangible assets was determined using the income approach, including the multi-period excess earnings method. Several significant assumptions were involved in the application of these valuation methods, including revenue growth rate, contributory asset charges, probability of renewal curves, discount rates and estimated useful lives.
The fair value of the assets acquired and liabilities assumed are categorized in the following levels:

Level 1 - Cash and cash equivalents, based on observable inputs such as quoted prices in active markets at the measurement date for identical assets or liabilities.
Level 2 - Receivables and other current assets, non-current assets, deferred revenue and other current and non-current liabilities; based on inputs that are observable such as quoted prices in markets that are not active, or inputs which are observable, for substantially the full term of the asset or liability.
Level 3 - Intangible assets and property, plant, and equipment; based on unobservable inputs for which there is little or no market data and which assumptions are made about how market participants would price the assets or liabilities; The Company used a combination of the income, cost and market approaches based on various assumptions and inputs.
The preliminary allocation of purchase price includes approximately $344.8 million allocated to goodwill and is supported by the expected strategic benefits (discussed above) to be generated from the DPS Acquisition. The goodwill, which is deductible for tax purposes, has been allocated to our Power Infrastructure reportable segment. The acquired property, plant and equipment is stated at fair value, and depreciation on the acquired property, plant and equipment is computed using the straight-line method over the estimated remaining useful lives of each asset in line with the Company’s polices.
For the six month period ended June 30, 2026, our revenues include $37.0 million associated with the DPS Acquisition after the closing on April 1, 2026. It is impracticable to determine the earnings recorded in the condensed consolidated statements of operations for the six month period ended June 30, 2026 as we initiated the integration of a substantial portion of DPS into our ongoing operations during the current period. In addition, acquisition-related costs of approximately $3.3 million and $11.6 million, respectively, were incurred during the three and six month periods ended June 30, 2026 related to external legal fees, transaction consulting fees, and due diligence costs. These costs have been recognized in selling, general, and administrative expenses in the condensed consolidated statements of operations.
Unaudited Supplemental Pro Forma Financial Information
The following unaudited supplemental pro forma information has been prepared as though the DPS Acquisition had occurred on January 1, 2025. The pro forma information is presented for illustrative purposes only and is based on estimates and assumptions we deemed appropriate. The following pro forma information is not necessarily indicative of the historical results that would have been achieved if the acquisition had occurred in the past, and our operating results may have been different from those reflected in the pro forma information below. Therefore, the pro forma information should not be relied upon as an indication of the operating results that we would have achieved if the transaction had occurred on January 1, 2025 or the future results that we will achieve after the transactions. The pro forma results include certain adjustments, primarily due to increases in interest expense due to additional borrowings incurred to finance the acquisition and amortization of debt issuance costs and depreciation and amortization expense. Non-recurring acquisition related costs including transaction costs, such as legal, accounting, valuation and other professional services as well as integration costs such as severance are included within the pro forma revenue and net income below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$391,120	$346,211	$766,501	$692,570
Earnings	$52,144	$42,791	$73,121	$71,036
4. Revenue Recognition
The Company generates revenue from compression and power infrastructure solutions and related services. Revenue is recognized in accordance with either Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, or ASC Topic 842, Leases, depending on the nature of the arrangement.
ASC 606 – Revenue from Contracts with Customers
Revenues within the Compression Infrastructure and Other Services segments are recognized under ASC 606. The Company provides integrated equipment and services under customer contracts, which are generally accounted for as a single performance obligation comprised of a stand-ready series of services.

ASC 842 – Leases
Revenue within the Power Infrastructure segment is primarily derived from arrangements that provide customers with the right to use power generation equipment and is accounted for under ASC 842. These arrangements are generally classified as operating leases, and lease revenue is recognized on a straight-line basis over the contractual term, which typically ranges from several months to multiple years.
Certain Power Infrastructure arrangements also include services such as delivery, installation, operation, maintenance and other support activities. To the extent such services are determined to be distinct from the lease component, they are accounted for separately under ASC 606 within the Other Services segment.
Judgment is required in evaluating customer arrangements, including determining whether an arrangement contains a lease, identifying lease and non-lease components and assessing whether non-lease services are distinct. For arrangements accounted for under ASC 606, the Company also evaluates whether the promised goods and services represent a single performance obligation, including a stand-ready series of services, or multiple performance obligations. For certain qualifying arrangements, the Company has elected the practical expedient to not separate lease and non-lease components and account for the combined component under the applicable guidance based on the predominant component.
The following table disaggregates the Company’s revenue by type and timing of provision of services or transfer of goods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
ASC 606
Services provided over time:
Compression Infrastructure	$315,125	$293,534	$622,110	$582,490
Other Services	18,191	2,367	33,663	19,883
Total services provided over time	333,316	295,901	655,773	602,373
Services provided or goods transferred at a point in time:
Other Services	24,913	26,942	48,215	50,112
Total services provided or goods transferred at a point in time	24,913	26,942	48,215	50,112

ASC 842
Equipment rental provided over time:
Power Infrastructure	32,891	—	32,891	—
Total revenue	$391,120	$322,843	$736,879	$652,485
Contract Assets and Liabilities
Contract assets and contract liabilities presented below relate only to contracts accounted for under ASC 606 and do not include balances associated with lease arrangements accounted for under ASC 842, which are primarily included within the Power Infrastructure segment.
The Company recognizes a contract asset when it has transferred goods or services to a customer but its right to consideration is conditional on something other than the passage of time. Contract assets are reclassified to trade receivables when the right to consideration becomes unconditional. The Company had contract assets of $11.3 million and $5.2 million as of June 30, 2026, and December 31, 2025, respectively. As of January 1, 2026 and 2025, the beginning balances for contract assets were $5.2 million and $7.6 million, respectively.
The Company records contract liabilities when consideration is received or is contractually due in advance of transferring goods or services to the customer. The Company’s contract liabilities were $89.6 million and $94.5 million as of June 30, 2026, and December 31, 2025, respectively. As of January 1, 2026, and 2025, the beginning balances for contract liabilities were $94.5 million and $73.1 million, all of which was recognized as revenue in the six months ended June 30, 2026, and 2025, respectively.

Performance Obligations
The remaining performance obligations disclosure applies only to revenues accounted for under ASC 606 and does not include amounts related to lease arrangements accounted for under ASC 842, which are primarily associated with the Company’s Power Infrastructure segment.
As of June 30, 2026, we had $2.6 billion of remaining performance obligations related to our Compression Infrastructure segment.
The Company expects to recognize these remaining performance obligations as follows:

(in thousands)	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total
Remaining performance obligations	$563,624	$761,122	$436,242	$199,853	$141,356	$541,048	$2,643,245
As of June 30, 2026, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to the Company’s revenue for the Other Services segment is $18.9 million, of which $17.0 million is expected to be recognized by December 31, 2026, and the remaining will be recognized in 2027.
The Company has a Power Infrastructure lease and service agreement with a customer for (i) the lease of power generation equipment and (ii) the operation and maintenance services for the equipment. The initial lease term ends on April 1, 2028 with options to renew for up to an additional 12 years with payments based on a fixed monthly fee, a portion of which is escalated annually based on the CPI index. Rental revenues under the initial term of this agreement are recognized on a straight-line basis and would be $13.7 million, $27.4 million, and $6.9 million for the remainder of the year ending December 31, 2026 and the years ending December 31, 2027 and 2028, respectively.
5. Accounts Receivable, net
The allowances for credit losses were $0.8 million and $13.0 million as of June 30, 2026, and December 31, 2025, respectively, which represents the Company’s best estimate of the amount of probable credit losses included within the Company’s accounts receivable balance.
The changes in the Company’s allowance for credit losses were as follows:

(in thousands)	Allowances for Credit Losses
Balance at January 1, 2025	$12,629
Current-period provision for expected credit losses	1,032
Write-offs charged against allowance	(630)
Balance at December 31, 2025	$13,031
Current-period provision for expected credit losses	2,348
Write-offs charged against allowance	(14,578)
Balance at June 30, 2026	$801
6. Inventories, net
Inventories consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Non-serialized parts	$97,439	$92,050
Serialized parts	12,460	11,489
Inventory reserve	(2,808)	(2,009)
Inventories, net	$107,091	$101,530

7. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Compression equipment	$4,468,626	$4,391,894
Power equipment	491,490	—
Field equipment	179,535	99,277
Buildings and shipping containers	5,393	5,065
Technology hardware and software	7,250	6,901
Trailers and vehicles	30,964	20,646
Leasehold improvements	15,053	14,986
Furniture and fixtures	2,642	2,643
Land	1,000	1,000
Total property, plant and equipment, gross	5,201,953	4,542,412
Less: accumulated depreciation	(1,289,423)	(1,164,857)
Property, plant and equipment, net	$3,912,530	$3,377,555
Depreciation expense was $72.9 million and $137.2 million for the three and six months ended June 30, 2026, respectively, and is recorded within depreciation and amortization in the accompanying condensed consolidated statements of operations. Depreciation expense was $62.1 million and $128.5 million for the three and six months ended June 30, 2025, respectively. The Company rents equipment to customers under ASC 842 operating lease arrangements. As of June 30, 2026, gross rental equipment of $491.5 million was included in property and equipment, of which $153.2 million is classified as construction in progress and not yet available for lease.

8. Goodwill and Identifiable Intangible Assets, net
Goodwill
The Company allocates goodwill across its Compression Infrastructure and Power Infrastructure reporting units.
The carrying amount of goodwill, including changes therein, is shown below:

	Compression Infrastructure	Power Infrastructure	Total Goodwill
Balance as of December 31, 2025	$408,681	$—	$408,681
Acquisition of DPS (1)	—	344,782	344,782
Balance as of June 30, 2026	$408,681	$344,782	$753,463
(1) The goodwill increase between December 31, 2025 and June 30, 2026 stems from the DPS Acquisition, with the full amount allocated to the Power Infrastructure reporting unit. See Note 3. Acquisitions for more details.
Intangible Assets
The Company’s identifiable intangible assets were as follows:

	June 30, 2026			December 31, 2025
(in thousands)	Original Cost	Accumulated Amortization	Net Amount	Original Cost	Accumulated Amortization	Net Amount
Trade name	$19,400	$(7,686)	$11,714	$19,400	$(6,721)	$12,679
Customer relationships	236,100	(66,405)	169,695	191,100	(59,373)	131,727
Internal use software	9,840	(1,816)	8,024	10,894	(826)	10,068
Total identifiable intangible assets	$265,340	$(75,907)	$189,433	$221,394	$(66,920)	$154,474
Amortization expense was $5.1 million and $9.0 million for the three and six months ended June 30, 2026, respectively, and is recorded within depreciation and amortization in the condensed consolidated statements of operations. Amortization expense was $3.4 million and $6.7 million for the three and six months ended June 30, 2025, respectively.
As of June 30, 2026 and December 31, 2025, the remaining weighted average amortization period for identifiable intangible assets recognized is 10.4 years and 11.0 years, respectively.
Estimated future amortization expense related to intangible assets as of June 30, 2026 is as follows:

(in thousands)	Amount
Years ending December 31,
Remainder of 2026	$10,306
2027	20,476
2028	20,476
2029	19,185
2030	17,214
Thereafter	100,360

9. Debt and Credit Facilities
Long-term debt consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
ABL Facility	$380,917	$464,647
2029 Senior Notes	—	750,000
2031 Senior Notes	1,000,000	—
2033 Senior Notes	770,000	770,000
2035 Senior Notes	630,000	630,000
Total debt outstanding	2,780,917	2,614,647
Add: unamortized debt premiums	3,889	4,145
Less: unamortized debt issuance cost	(63,817)	(63,542)
Long-term debt, net of unamortized debt issuance cost	2,720,989	2,555,250
Other borrowings	4,283	395
Total long-term debt and other borrowings	$2,725,272	$2,555,645
ABL Facility
On April 2, 2026, Kodiak and Kodiak Services entered into the Fifth Amendment to the Fourth Amended and Restated Credit Agreement (“Fifth Amendment”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended or restated from time to time, the “ABL Credit Agreement” or “ABL Facility”), which amends the Fourth Amended and Restated Credit Agreement dated as of March 22, 2023. The Fifth Amendment, among other things, modifies the calculation of the leverage ratio. Through June 30, 2026, the Fifth Amendment allows Kodiak Services to deduct from its total indebtedness the net proceeds from the issuance of the 2031 Senior Notes, in addition to the existing $50.0 million cash netting cap, so long as such proceeds remain as unrestricted cash or cash equivalents.
The ABL Facility is a revolving credit arrangement with a lockbox feature, where customer payments may be sent to a bank account managed by the agent and used to pay down borrowings if availability drops below $100.0 million for five consecutive business days. As of June 30, 2026, and December 31, 2025, availability exceeded this threshold, so the balance was classified as long-term in accordance with its maturity.
Interest on the outstanding borrowings under the ABL Facility is payable monthly and accrues based on variable rates of the Secured Overnight Financing Rate (“SOFR”) plus an applicable rate ranging from 1.75% to 2.50% or prime rate plus an applicable rate ranging from 0.75% to 1.50% depending on the leverage ratio as of the most recently ended quarter. As of June 30, 2026, and December 31, 2025, the weighted average interest rate on the ABL Facility was 6.03% and 5.72%, respectively, excluding the effect of the interest rate swap. The Company pays an annualized commitment fee of 0.25% on the unused portion of its ABL Facility.
The ABL Facility provides for commitments totaling $2.0 billion and a maturity date of September 5, 2030. As of June 30, 2026, $14.6 million in letters of credit were outstanding. As of June 30, 2026, borrowings under our ABL Facility totaled $380.9 million.
As of June 30, 2026, we were in compliance with all covenants under the ABL Facility. All obligations under the ABL Facility are collateralized by essentially all the assets of the Company.
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
The Defeasance required a cash outlay of $785.5 million, which was irrevocably deposited with the trustee to fund interest payments on the 2029 Senior Notes through April 10, 2026, when the 2029 Senior Notes were redeemed at a premium, as well as fund the redemption of the 2029 Senior Notes in full. As a result of the Defeasance, the Company recognized a loss on early extinguishment of debt of $36.5 million for the six months ended June 30, 2026, which represents the early redemption premium of $27.2 million, the write-off of deferred financing costs of $7.8 million, and accrued interest of $1.5 million.
2031 Senior Notes
On March 20, 2026, Kodiak Services issued $1.0 billion in aggregate principal amount of 5.875% senior unsecured notes due 2031 (the “2031 Senior Notes”). A portion of the net proceeds from the 2031 Senior Notes were used by the Company to redeem all of Kodiak Services’ outstanding 7.25% Senior Notes due 2029 at a redemption price equal to 103.625% of the $750.0 million.
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
As of June 30, 2026, the scheduled maturities of the Company’s long-term debt were as follows:

(in thousands)	Amount
Years ended December 31,
Remainder of 2026	$1,822
2027	2,461
2028	—
2029	—
2030	380,917
Thereafter	2,400,000
Total	$2,785,200
10. Derivative Instruments
The Company has entered into an interest rate swap, exchanging variable interest rates for fixed interest rates. The interest rate swap was designated as a cash flow hedge derivative instrument, and management evaluated hedge effectiveness and determined it to be highly effective as of June 30, 2026. See Note 11. Fair Value Measurements for details on the valuation of the interest rate swap.
The table below summarizes the amortization schedule related to the interest rate swap, which matures on September 5, 2030:

Notional Amount	Period End
$325,000,000	9/5/2030
The following table summarizes the effects of the Company’s derivative instruments on the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2026	2025	2026	2025
Gain on cash flow hedges:
Interest expense	$1,277	$2,286	$1,799	$4,037
11. Fair Value Measurements
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, derivative instruments and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective Level 1 fair values due to the short-term maturity of these instruments.
The Company’s ABL Facility applies floating interest rates to outstanding amounts; therefore, the carrying amount of the ABL Facility approximates its Level 3 fair value. The fair value of our senior notes is determined by using Level 2 inputs, relying on quoted prices in less active markets.
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
The following table summarizes the fair value of our interest rate swap, measured at fair value on a recurring basis, and our long‑term debt disclosed at fair value:

	Carrying Value (1)	June 30, 2026
(in thousands)		Level 1	Level 2	Level 3	Total
Interest rate swap- non-current asset	$10,128	$—	$10,128	$—	$10,128
2031 Senior Notes	1,000,000	—	1,002,980	—	1,002,980
2033 Senior Notes	770,000	—	781,011	—	781,011
2035 Senior Notes	630,000	—	646,569	—	646,569
ABL Facility	380,917	—	—	380,917	380,917

	Carrying Value (1)	December 31, 2025
(in thousands)		Level 1	Level 2	Level 3	Total
Interest rate swap- non-current asset	$4,664	$—	$4,664	$—	$4,664
2029 Senior Notes	750,000	—	780,360	—	780,360
2033 Senior Notes	770,000	—	786,686	—	786,686
2035 Senior Notes	630,000	—	647,854	—	647,854
ABL Facility	464,647	—	—	464,647	464,647

(1)	See Note 9. Debt and Credit Facilities for a reconciliation of the long-term debt’s presentation in the condensed consolidated balance sheets.
12. Stockholders’ Equity
Issuance of Common stock
On May 13, 2026, the Company completed an underwritten public offering of 10.6 million shares of its common stock at a public offering price of $71.00 per share. The underwriters exercised their option to purchase an additional 1.6 million shares, which was fully exercised on May 14, 2026. The offering, including the sale of the option shares, closed on May 15, 2026. The Company received aggregate net proceeds of approximately $836.1 million, after deducting underwriting discounts and offering expenses.
Share Repurchases
Kodiak’s board of directors (“Board”) has authorized a share repurchase program of up to $100.0 million of the Company’s outstanding common stock (the “Share Repurchase Program”) through December 31, 2026. As of June 30, 2026, $31.7 million remains available for repurchase under the Share Repurchase Program.
Preferred Stock
Holders of the Company’s preferred stock are entitled to one vote for each share, voting proportionally with holders of common stock. The preferred stock lacks economic benefits beyond its par value of $0.01 per share (with a maximum value of $50,000), as it does not participate in earnings or cash dividends of Kodiak. Rather, it solely represents a voting share. Each preferred stock holds an equal number of OpCo Units, representing economic interests in Kodiak’s subsidiary, Kodiak Services. Each OpCo Unit is redeemable at the option of the holder for (i) one share of common stock (along with cancellation of a corresponding share of preferred stock) or (ii) cash at Kodiak Services’ election, and subject to certain conditions. On or after April 1, 2029, Kodiak shall have the right to effect redemption of such OpCo Units (along with corresponding share of preferred stock). The OpCo Units represent and are accounted for as noncontrolling interests in Kodiak Services. For the six months ended June 30, 2026 and the year ended December 31, 2025, a total of 0.1 million and 0.5 million, respectively, shares of preferred stock and OpCo Units were converted into an equivalent number of common stock shares.

2023 Omnibus Incentive Plan
On June 20, 2023, Kodiak’s Board authorized and adopted the Kodiak Gas Services, Inc. Omnibus Incentive Plan (the “Omnibus Plan”) for employees, consultants and directors. The Omnibus Plan enables Kodiak’s Board (or a committee authorized by Kodiak’s Board) to award incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards and substitute awards intended to attract, retain and motivate key talent, including the Company’s named executive officers, while aligning compensation with long-term Company performance and shareholder returns. As of June 30, 2026, a total of 6.0 million shares of common stock has been reserved for issuance pursuant to awards under the Omnibus Plan.
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
The following table summarizes award activity under the Omnibus Plan for the six months ended June 30, 2026:

	RSUs		PSUs
	Number of RSUs	Weighted- Average Price	Number of PSUs	Weighted- Average Price
Outstanding at December 31, 2025	1,181,493	$26.94	918,235	$24.93
Granted	354,284	57.84	159,133	65.96
Vested or exercised	(394,525)	28.48	(423,500)	16.76
Forfeited or cancelled	(18,688)	39.66	(269)	65.84
Performance adjustment (1)	—	—	156,000	16.76
Outstanding at June 30, 2026	1,122,564	$36.61	809,599	$35.68
Stock awards expected to vest	1,122,564	$36.61	809,599	$35.68

(1)	Represents additional shares expected to vest based on the probability of the performance conditions exceeding the target level.
As of June 30, 2026, the total future compensation cost related to non-vested equity awards was approximately $51.9 million to be recognized over the weighted-average period of 2.2 years, assuming the performance-based restricted stock units vest at 140%, pursuant to the terms of the applicable award. During the three and six months ended June 30, 2026, approximately $8.6 million and $14.5 million, respectively, in equity compensation expense was recognized in selling, general and administrative expenses. During the three and six months ended June 30, 2025, approximately $6.3 million and

$13.3 million, respectively, in equity compensation expense was recognized in selling, general and administrative expenses.
Dividends
The following table summarizes dividends declared and paid in each of the quarterly periods of 2026 and 2025:

	Dividends per Common Share	Dividends Paid
		(in thousands)
2026
Q1	$0.49	$43,024
Q2	0.49	50,025
2025
Q1	$0.41	$36,956
Q2	0.45	40,647
Q3	0.45	40,427
Q4	0.49	43,400
Subsequent to quarter end, on August 5, 2026, the Company’s Board declared a cash dividend of $0.49 per share for the quarter ended June 30, 2026, which is payable on August 27, 2026, to shareholders of record as of the close of business on August 17, 2026 (the “Common Stock Dividend”). In conjunction with the Common Stock Dividend, Kodiak Services declared a distribution on its units of $0.49 per unit payable on August 27, 2026 to all unit holders of record of Kodiak Services as of the close of business on August 17, 2026.
13. Commitments and Contingencies
Accrued Capital Expenditures
As of June 30, 2026, and December 31, 2025, the Company had accrued capital expenditures of $48.0 million and $23.0 million, respectively. These amounts were included in accounts payable or accrued liabilities in the condensed consolidated balance sheets. Amounts exclude accrued capital expenditures related to the sales tax contingency accrual.
Purchase Commitments
Purchase commitments primarily consist of future commitments to purchase new compression and power generation units that have been ordered but not yet received. As of June 30, 2026, these commitments amounted to $2.5 billion, of which $587.9 million is expected to be settled within the next twelve months. Included within these future commitments is a multi-year strategic arrangement whereby Baker Hughes will provide power generation solutions to support Kodiak’s expanding energy infrastructure initiatives.
Sales Tax Contingency
Between October 2019 and May 2026, the Company received notices from the Texas Comptroller’s office in regards to audits for periods ranging from December 2015 through December 2025. The audits pertain to whether the Company may owe sales and use tax on certain of its compression equipment and parts that it purchased and used during that time period. As of June 30, 2026 and December 31, 2025, the Company’s associated liability was $65.8 million and $102.3 million, respectively, relating solely to the Texas portion of sales and use tax.
During the first quarter of 2026, the Company resolved outstanding Texas sales and use tax matters with the Texas Comptroller’s office related to certain prior periods. The settlement, which included applicable interest for the periods under review, was paid in full. The amount settled had previously been recognized in prior years, reflecting management’s earlier assessment of the liability.
Legal Matters
From time to time, the Company may become involved in various legal matters. Management believes that as of June 30, 2026, there are no legal matters whose resolution could have a material adverse effect on the unaudited condensed consolidated financial statements.

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
Letters of Credit
As of June 30, 2026, there was $14.6 million of letters of credit outstanding under the ABL Facility mainly to support the Company's obligations to construct a gas compression station on behalf of a customer.

14. Accrued Liabilities
Accrued liabilities consist of the following:

(in thousands)	June 30, 2026	December 31, 2025
Sales tax liability	$69,635	$107,982
Accrued interest	40,266	50,970
Accrued compensation	20,693	24,710
Lease liabilities - current portion	11,047	12,021
Accrued taxes	10,067	9,560
Station project accrual	15,876	2,930
Equipment financing	1,822	395
Other	8,321	9,895
Total accrued liabilities	$177,727	$218,463
15. Income Taxes
For the three and six months ended June 30, 2026, the Company recorded income tax expense of $21.1 million and $23.9 million, respectively. For the three and six months ended June 30, 2025, the Company recorded income tax expense of $13.4 million and $24.0 million, respectively. The effective tax rate was approximately 28.8% and 25.4% for the three and six months ended June 30, 2026, compared to 25.2% and 25.2% for the three and six months ended June 30, 2025, respectively. The difference between the Company’s effective tax rate for the three and six months ended June 30, 2026, and the U.S. statutory tax rate of 21%, was primarily due to state income taxes, nondeductible executive compensation, and stock based compensation windfall. The Company’s effective tax rate for the three and six months ended June 30, 2025, differs from the U.S. statutory tax rate of 21% is primarily due to state income taxes.

The Company did not have any uncertain tax benefits as of June 30, 2026, and December 31, 2025. For the three and six months ended June 30, 2026 and 2025, the Company had no accrued interest or penalties related to uncertain tax positions, and no amounts were recognized in the condensed consolidated statements of operations.
16. Leases
On June 1, 2026 we commenced an approximately 20 year finance lease for a building space which will be utilized for offices, training, storage and equipment maintenance. The lease provides for annual base payments of $3.0 million with annual fixed rental increases ranging from 2.0% - 2.5%. The lease expires on September 30, 2046 and contains four five-year optional renewal terms which were not deemed to be reasonably certain of exercise and have therefore been excluded from the measurement of the lease liability as of June 30, 2026. As a result, we established a $42.6 million finance lease right of use asset and $42.6 million finance lease liability during the period ended June 30, 2026.
The Company maintains operating leases for certain office space, warehouse facilities, operating locations, and equipment. These leases have remaining lease terms up to 20 years. These leases generally include options to renew or extend the lease term at the Company’s discretion which are reflected in the measurement of lease liabilities only when exercise of such rights is reasonably certain. Maintenance and insurance costs are generally the Company's responsibility under these arrangements, and none of the lease agreements contain material residual value guarantees or material restrictive covenants.
Lease costs are included in either cost of revenues or selling, general and administrative expense depending on the use of the underlying asset.
Leases are presented in our consolidated balance sheet as follows:

(in thousands)	Classification	As of June 30, 2026	As of December 31, 2025
Right-of-use Assets:
Operating leases	Operating lease right-of-use assets, net	$41,244	$42,218
Finance leases	Finance lease right-of-use assets, net	$47,988	$6,500

Lease liabilities:
Operating lease liabilities:
Current	Accrued liabilities	$8,426	$9,796
Noncurrent	Operating lease liabilities	39,833	39,391
Total operating lease liabilities		$48,259	$49,187

Finance lease liabilities:
Current	Accrued liabilities	$2,621	$2,224
Noncurrent	Finance lease liabilities	45,625	4,405
Total finance lease liabilities		$48,246	$6,629

The components of total lease cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Operating lease expense:
Operating lease expense	$3,958	$3,967	$7,835	$8,333
Short-term lease expense	875	1,388	1,804	2,990
Total operating lease expense	4,833	5,355	9,639	11,323

Finance lease expense:
Amortization of leased assets	648	666	1,163	8,334
Interest on lease liabilities	98	129	204	296
Total finance lease expense	746	795	1,367	8,630
Total lease expense	$5,579	$6,150	$11,006	$19,953
The short-term lease cost disclosed above reasonably reflects the Company’s ongoing short-term lease commitments. These lease costs are primarily recorded within cost of operations.
Supplemental information related to the Company’s operating and finance leases were as follows:

	Six Months Ended June 30,
(in thousands, except years and percentages)	2026	2025
Other supplemental information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$13,132	$13,710
Operating cash flows - finance leases	403	483

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,389	$3,346
Finance leases	42,568	9,938

Weighted-average remaining lease term:
Operating leases	6.2 years	5.7 years
Finance leases	18.1 years	3.4 years

Weighted-average discount rate:
Operating leases	8.8%	9.3%
Finance leases	5.7%	6.4%

Future minimum lease payments, under non-cancelable operating and finance leases with terms in excess of one year, as of June 30, 2026 are as follows:

(in thousands)	Operating leases	Finance leases
Year ended December 31,
Remainder of 2026	$6,286	$2,427
2027	11,119	5,602
2028	9,205	4,514
2029	8,744	3,944
2030	5,914	3,233
Thereafter	25,450	61,121
Total lease payments	66,718	80,841
Less: imputed interest	(18,459)	(32,595)
Total lease liabilities	$48,259	$48,246
17. Segments
The Company previously managed its business through two operating segments: Contract Services and Other Services. Following the acquisition of DPS, the Company expanded beyond its legacy compression business to include distributed and behind-the-meter power generation and reorganized its reportable segments to reflect this broader energy infrastructure platform.
The Company established a new Power Infrastructure segment to represent its distributed power generation operations, while certain ancillary services associated with the power business that are similar in nature to existing service offerings are included within the Other Services segment. In addition, the Company renamed its Contract Services segment as Compression Infrastructure to better align with its expanded platform.
As a result, effective June 30, 2026, the Company now manages its business through three operating segments: Compression Infrastructure, Power Infrastructure and Other Services. Prior-period segment information has been recast to conform to the current period presentation reflecting the Company’s revised reportable segment structure. The recast includes the renaming of the former Contract Services segment to Compression Infrastructure and the presentation of Power Infrastructure as a separate reportable segment, with certain ancillary services associated with the compression and power businesses continuing to be reported within Other Services. The recast of prior-period segment information had no effect on the Company’s previously reported consolidated financial position, results of operations or cash flows.
Compression Infrastructure consists of operating Company-owned compression, customer-owned compression, and gas treating and cooling infrastructure under fixed-revenue contracts to enable the production, gathering and transportation of natural gas and oil.
Power Infrastructure includes the Company’s distributed and behind-the-meter power generation operations, which primarily consist of providing power generation equipment and associated capacity under structured customer arrangements with fixed monthly payments. These operations are designed to deliver rapid, reliable and scalable onsite power solutions for customers across a range of end markets, including data centers, utilities, industrial facilities and energy infrastructure, particularly in applications where demand for reliable power exceeds available grid capacity.
Other Services consists of a broad range of services to support ancillary needs of customers, including station construction, maintenance and overhaul, freight and crane charges, and other time and material-based offerings, as well as certain ancillary services associated with the compression and power generation businesses that are similar in nature to the Company’s historical service offerings.
Our Chief Executive Officer, also our chief operating decision maker (“CODM”), assesses the performance of each segment based on adjusted gross margin and certain asset measures, including capital expenditures. Total assets by segment are not regularly reviewed or used in the allocation of resources and are not practicably determinable on a consistent basis. Accordingly, total asset information is not presented for each reportable segment. Adjusted gross margin is calculated by subtracting specific costs of service, such as cost of operations, from revenues directly attributable to the segment. Adjusted gross margin is a key tool used by the CODM for annual budgeting, monthly forecasting, and determining how to allocate capital and resources across the segment.

The following tables represent financial metrics by segment:

(in thousands)	Compression Infrastructure	Power Infrastructure	Other Services	Total
Three Months Ended June 30, 2026
Revenue	$315,125	$32,891	$43,104	$391,120
Cost of operations (exclusive of depreciation and amortization)	94,435	11,686	38,235	144,356
Adjusted gross margin	220,690	21,205	4,869	246,764
Capital expenditures	82,197	118,012	—	200,209
Three Months Ended June 30, 2025
Revenue	$293,534	$—	$29,309	$322,843
Cost of operations (exclusive of depreciation and amortization)	93,137	—	22,114	115,251
Adjusted gross margin	200,397	—	7,195	207,592
Capital expenditures	82,618	—	—	82,618

	Compression Infrastructure	Power Infrastructure	Other Services	Total
Six Months Ended June 30, 2026
Revenue	$622,110	$32,891	$81,878	$736,879
Cost of operations (exclusive of depreciation and amortization)	184,694	11,686	70,854	267,234
Adjusted gross margin	437,416	21,205	11,024	469,645
Capital expenditures (1)	182,582	135,997	—	318,579
Six Months Ended June 30, 2025
Revenue	$582,490	$—	$69,995	$652,485
Cost of operations (exclusive of depreciation and amortization)	186,372	—	57,340	243,712
Adjusted gross margin	396,118	—	12,655	408,773
Capital expenditures	160,171	—	—	160,171

(1)
Capital expenditures for the three months ended March 31, 2026 included an $18.0 million investment in power generation infrastructure related to the DPS Acquisition. This investment was included within Compression Infrastructure in our first quarter 2026 presentation. As part of the establishment of the Power Infrastructure reportable segment in the second quarter of 2026, the prior-period capital expenditure amount has been reclassified from Compression Infrastructure to Power Infrastructure in the year-to-date presentation to conform to the current-period segment presentation.

The following table reconciles adjusted gross margin to income before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Adjusted gross margin:
Compression Infrastructure	$220,690	$200,397	$437,416	$396,118
Power Infrastructure	21,205	—	21,205	—
Other Services	4,869	7,195	11,024	12,655
Depreciation and amortization:
Compression Infrastructure	(73,106)	(66,135)	(141,787)	(136,664)
Power Infrastructure	(5,544)	—	(5,544)	—
Selling, general and administrative expenses	(40,918)	(35,121)	(87,045)	(67,376)
Loss on sale of assets	(2,959)	(6,606)	(4,220)	(15,817)
Interest expense	(50,061)	(45,755)	(98,802)	(92,979)
Loss on extinguishment of debt	—	—	(36,512)	—
Other expense, net	(939)	(546)	(1,878)	(948)
Income before income taxes	$73,237	$53,429	$93,857	$94,989
18. Earnings Per Common Share
Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is computed by using the weighted average shares of common stock outstanding, including the dilutive effect of restricted stock units and performance stock units based on an average share price during the period. For the three and six months ended June 30, 2026, 18,000 and 156,000 unvested RSUs and PSUs, respectively, were excluded from the calculation of potential dilutive common shares due to their anti-dilutive impact. For the three and six months ended June 30, 2025, 2,000 and 1,000 unvested RSUs and PSUs, respectively, were excluded from the calculation of potential dilutive common shares due to their anti-dilutive impact.
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net income attributable to common shareholders	$51,971	$39,496	$69,776	$69,907
Less: Dividends paid and earnings allocated to non-forfeitable RSUs	(535)	(600)	(1,048)	(1,016)
Net income used in basic and diluted earnings per share	$51,436	$38,896	$68,728	$68,891

Basic weighted average shares of common stock	95,458	87,699	90,726	87,788
Effect of dilutive securities:
RSUs and PSUs	1,123	1,598	1,243	1,703
Preferred shares	224	743	224	743
Diluted weighted average shares of common stock	96,805	90,040	92,193	90,234

Earnings per share attributable to common shareholders:
Basic	$0.54	$0.44	$0.76	$0.78
Diluted	$0.53	$0.43	$0.75	$0.76
19. Subsequent Events
Purchase of Gas Compression Equipment

Subsequent to June 30, 2026, the Company exercised buyout options related to certain operating lease agreements for gas compression equipment. The Company purchased the leased equipment for approximately $32.8 million. As a result of the transaction, the Company will recognize the equipment in property, plant and equipment and will no longer incur the related lease payments under these agreements.

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
Overview
We are a leading provider and operator of large horsepower contract compression infrastructure in the U.S., supporting the critical movement and processing of natural gas across key production regions. Following the acquisition of Distributed Power Solutions, LLC (“DPS”) on April 1, 2026, we expanded our platform beyond compression to include distributed and behind-the-meter power generation solutions, including the provision of power generation equipment and related services. In connection with the acquisition, effective as of June 30, 2026, we established a new Power Infrastructure segment to represent our distributed power generation operations, while certain ancillary services associated with the compression and power businesses that are similar in nature to our existing service offerings continue to be included within Other Services. In addition, we renamed our Contract Services segment as Compression Infrastructure to better align with our expanded energy infrastructure platform.

As a result, we now manage our business through three operating segments: Compression Infrastructure, Power Infrastructure and Other Services. We believe this expanded segmentation will provide our investors with additional information to better understand our performance. Concurrent with the change in reportable segments, we revised our prior period financial information to be consistent with the current period presentation. There was no impact on the Company’s previously reported consolidated financial position, results of operations or cash flows. See Note 16. Segments for further information.
Our Compression Infrastructure segment and related services are critical to our customers’ ability to reliably produce, gather and transport natural gas and oil. We are a market leader in the Permian Basin, which is the largest producing natural gas and oil basin in the U.S. We operate our large horsepower compression units primarily under fixed-revenue contracts with many upstream and midstream customers. Our compression assets have long useful lives consistent with the expected production lives of the key regions where we operate. We believe our customer-centric business model positions us as the preferred contract compression operator for our customers and creates long-standing relationships. We strategically invest in the training, development and retention of our highly skilled and dedicated employees and believe their expertise and commitment to excellence enhances and differentiates our business model. Furthermore, we maintain an intense focus on being one of the most sustainable and responsible operators of contract compression infrastructure.
Our Power Infrastructure segment provides distributed and behind-the-meter power generation solutions, including the provision of power generation equipment and associated capacity, together with related services such as delivery, installation, operation and maintenance. These solutions are designed to support both temporary and long-term power needs across a diverse range of end markets, including oil and gas, utilities, data centers, industrial and commercial customers. Power Infrastructure arrangements are typically structured to include fixed monthly payments and service-based components and may range from short-term deployments to multi-year agreements, depending on customer requirements.
Our Other Services segment consists of a broad range of services that support our customers’ operations, including station construction, maintenance, overhaul, freight and crane services, installation and other ancillary services, as well as certain services associated with our power generation operations that are similar in nature to our historical service offerings.

Recent Developments
Issuance of Common Stock
On May 13, 2026, the Company completed an underwritten public offering of 10.6 million shares of its common stock at a public offering price of $71.00 per share. The underwriters exercised their option to purchase an additional 1.6 million shares, which was fully exercised on May 14, 2026. The offering, including the sale of the option shares, closed on May 15, 2026. The Company received aggregate net proceeds of approximately $836.1 million, after deducting underwriting discounts and offering expenses.
Acquisition of Distributed Power Solutions
On April 1, 2026, we completed the previously announced acquisition of DPS, a leading provider of turnkey distributed power generation solutions and behind‑the‑meter power generation solutions. The total consideration consisted of $587.3 million of cash, reflecting adjustments for certain additional power generation assets purchased prior to closing, indebtedness and working capital, and 2.4 million shares of the Company’s common stock, par value $0.01 per share with an estimated fair value of $139.0 million based on the Company’s closing stock price of $57.90 per share, on April 1, 2026. For more information about the acquisition of DPS, please see the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2026.
Operational Highlights
The following table summarizes certain horsepower, unit count and horsepower utilization percentages for our compression fleet for the periods presented.

	Compression Infrastructure			Power Infrastructure
	As of June 30,		Percentage Change	As of June 30,		Percentage Change
	2026	2025		2026	2025
Fleet capacity (hp / MW) (1)	4,495,394 hp	4,419,884 hp	1.7%	405 MW	—	n/m
Revenue-generating (hp / MW) (2)	4,413,451 hp	4,296,978 hp	2.7%	363 MW	—	n/m
Fleet units	4,623	4,881	(5.3)%	149	—	n/m
Revenue-generating units	4,452	4,514	(1.4)%	129	—	n/m
Output per revenue-generating unit (3)	991 hp	952 hp	4.1%	3 MW	—	n/m
Fleet utilization (4)	98.2%	97.2%	1.0%	89.6%	—%	n/m

(1)
Fleet capacity includes (x) revenue-generating and (y) idle horsepower or megawatts, respectively, which is comprised of units that do not have a signed contract or are not subject to a firm commitment from our customers and therefore are not currently generating revenue.

(2)	Revenue-generating power includes horsepower and megawatts units, respectively, that are operating under contract and generating revenue and units which are available to be deployed and for which we have a signed contract or are subject to a firm commitment from our customer.
(3)	Calculated as (i) revenue-generating horsepower or megawatts, respectively, divided by (ii) revenue-generating units at period end.
(4)	Fleet utilization is calculated as (i) revenue-generating horsepower or megawatts, respectively, divided by (ii) fleet horsepower or megawatts, respectively.
Horsepower
As of June 30, 2026, fleet horsepower increased 1.7% and revenue generating horsepower increased 2.7% compared to the prior year period. These increases were driven by a combination of organic growth and strategic asset acquisition, including the acquisition of large compression assets from a prominent oil and gas producer in the Permian Basin in March 2026. This strategic purchase enhanced our fleet’s capacity and operational efficiency. Additionally, the reduction of idle equipment during the period contributed to a more robust and productive fleet profile. These improvements were partially offset by the divestiture and retirement of certain non-core assets during the period, reflecting our ongoing commitment to fleet optimization. The 4.1% increase in revenue-generating horsepower per revenue-generating compression unit was primarily a result of deploying these new large horsepower units.

Megawatts
On June 30, 2026, revenue-generating megawatts per revenue-generating power unit was 3.0 megawatts. Fleet utilization on June 30, 2026 was 89.6%. We had no revenue-generating megawatts per revenue-generated power unit prior to the DPS Acquisition on April 1, 2026.
Financial Results of Operations
Three Months Ended June 30, 2026, compared to the Three Months Ended June 30, 2025
The following table presents selected financial and operating information for the periods presented:

	Three Months Ended
	June 30,		% Change
(in thousands)	2026	2025
Revenues:
Compression Infrastructure	$315,125	$293,534	7.4%
Power Infrastructure	32,891	—	n/m
Other Services	43,104	29,309	47.1%
Total revenues	391,120	322,843	21.1%
Operating expenses:
Cost of operations (exclusive of depreciation and amortization shown below):
Compression Infrastructure	94,435	93,137	1.4%
Power Infrastructure	11,686	—	n/m
Other Services	38,235	22,114	72.9%
Depreciation and amortization	78,650	66,135	18.9%
Selling, general and administrative	40,918	35,121	16.5%
Loss on sale of assets	2,959	6,606	(55.2)%
Total operating expenses	266,883	223,113	19.6%
Income from operations	124,237	99,730	24.6%
Other expenses:
Interest expense	(50,061)	(45,755)	9.4%
Other expense, net	(939)	(546)	72.0%
Total other expenses, net	(51,000)	(46,301)	10.1%
Income before income taxes	73,237	53,429	37.1%
Income tax expense	21,093	13,445	56.9%
Net income	52,144	39,984	30.4%
Less: Net income attributable to noncontrolling interests	173	488	(64.5)%
Net income attributable to common shareholders	$51,971	$39,496	31.6%
Revenues and Sources of Income
Compression Infrastructure
Compression Infrastructure revenues increased $21.6 million, or 7.4%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This was primarily due to a $23.4 million increase in revenue resulting from pricing increases and an increase in revenue-generating horsepower. This increase was partially offset by a decrease of $1.8 million related to gas treating and cooling services.

Power Infrastructure
Power Infrastructure revenues were $32.9 million for the three months ended June 30, 2026. No comparable periods are shown due to the closing of the DPS Acquisition on April 1, 2026, prior to which we did not generate Power Infrastructure revenues.
Other Services
Other Services revenue increased $13.8 million, or 47.1%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This increase was mainly driven by higher revenues from station construction services and incremental customer-requested services and materials, partially offset by a decline in field service revenue resulting from lower demand for third-party field service work and logistics.
Operating Costs and Other Expenses
Compression Infrastructure
Compression Infrastructure operating expenses increased $1.3 million, or 1.4%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This was primarily due to a $3.6 million increase in direct labor expenses as a result of the higher revenue noted above, partially offset by a decrease in cost of parts utilized to support our operations.

Power Infrastructure
Power Infrastructure operating expenses were $11.7 million for the three months ended June 30, 2026. No comparable periods are shown due to the closing of the DPS Acquisition on April 1, 2026, prior to which we did not incur Power Infrastructure operating expenses.
Other Services
Other Services operating expenses increased $16.1 million, or 72.9%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This increase was primarily driven by the higher Other Services revenue across our product lines as noted above.
Depreciation and Amortization
Depreciation and amortization increased $12.5 million, or 18.9%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This increase was primarily due to the additional depreciation and amortization on the DPS assets acquired on April 1, 2026, partially offset by the impact of asset sales and disposals during the current period.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $5.8 million, or 16.5%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily driven by a $5.0 million increase in payroll expenses and $3.3 million in DPS Acquisition transaction costs, partially offset by a $1.9 million decrease in IT and other administrative costs.
Loss on Sale of Assets
Loss on sale of assets decreased $3.6 million, or 55.2% during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. In the second quarter of 2025, we incurred a $6.6 million loss related to the sale and write-off of certain scrapped assets which contributed to higher loss in that period that was not repeated during the current period.
Interest Expense
Interest expense increased $4.3 million, or 9.4%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily driven by higher interest expense on our senior notes, reflecting the issuance of the 2031 Senior Notes during the first quarter of 2026 and the issuance of the 2033 and 2035 Senior Notes during the third quarter of 2025. This increase was partially offset by lower interest expense on our ABL Facility, reflecting reduced borrowings in the current period.
Income Tax Expense
Income tax expense increased by $7.6 million, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This increase was primarily due to an increase in pre-tax income of $19.8 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was also due to the state apportionment impact of the DPS Acquisition on existing deferred taxes.
Financial Results of Operations
Six Months Ended June 30, 2026, Compared to the Six Months Ended June 30, 2025
The following table presents selected financial and operating information for the periods presented:

	Six Months Ended
	June 30,		% Change
(in thousands)	2026	2025
Revenues:
Compression Infrastructure	$622,110	$582,490	6.8%
Power Infrastructure	32,891	—	n/m
Other Services	81,878	69,995	17.0%
Total revenues	736,879	652,485	12.9%
Operating expenses:
Cost of operations (exclusive of depreciation and amortization shown below):
Compression Infrastructure	184,694	186,372	(0.9)%
Power Infrastructure	11,686	—	n/m
Other Services	70,854	57,340	23.6%
Depreciation and amortization	147,331	136,664	7.8%
Selling, general and administrative	87,045	67,376	29.2%
Loss on sale of assets	4,220	15,817	(73.3)%
Total operating expenses	505,830	463,569	9.1%
Income from operations	231,049	188,916	22.3%
Other expenses:
Interest expense	(98,802)	(92,979)	6.3%
Loss on extinguishment of debt	(36,512)	—	n/m
Other expense, net	(1,878)	(948)	98.1%
Total other expenses, net	(137,192)	(93,927)	46.1%
Income before income taxes	93,857	94,989	(1.2)%
Income tax expense	23,853	23,969	(0.5)%
Net income	70,004	71,020	(1.4)%
Net income attributable to noncontrolling interests	228	1,113	(79.5)%
Net income attributable to common shareholders	$69,776	$69,907	(0.2)%
Revenues and Sources of Income
Compression Infrastructure
Compression Infrastructure revenues increased $39.6 million, or 6.8%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This was primarily related to a $42.4 million increase in contract compression services as a result of price increases and an increase in average revenue-generating horsepower, including revenue-

generating horsepower acquired in the CSI Acquisition. This increase was partially offset by $2.8 million decrease related to gas treating services.
Power Infrastructure
Power Infrastructure revenues were $32.9 million for the six months ended June 30, 2026. No comparable periods are shown due to the closing of the DPS Acquisition on April 1, 2026, prior to which we did not generate Power Infrastructure revenues.
Other Services
Other Services revenue increased $11.9 million, or 17.0% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to increased revenues from station construction services and maintenance and overhaul services. This increase was partially offset by decreases in other field services, and freight and crane charges related to the mobilization of units.
Operating Costs and Other Expenses
Compression Infrastructure
Compression Infrastructure operating expenses decreased $1.7 million or 0.9% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This decrease was primarily due to a $7.4 million decrease in costs related to compression parts, fluids and ancillary equipment, partially offset by a $5.4 million increase in indirect expenses.
Power Infrastructure
Power Infrastructure operating expenses were $11.7 million for the six months ended June 30, 2026. No comparable periods are shown due to the closing of the DPS Acquisition on April 1, 2026, prior to which we did not incur Power Infrastructure operating expenses.
Other Services
Other Services operating expense increased $13.5 million or 23.6% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was primarily due to increased expenses from station construction services and maintenance and overhaul services on increased revenues, partially offset by decreased freight and crane charges on lower mobilization activity, as noted above.
Depreciation and Amortization
Depreciation and amortization increased $10.7 million or 7.8% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was primarily due to increased depreciation and amortization related to the DPS Acquisition. The remaining increase is related to increased depreciation on compression equipment purchases.
Selling, General and Administrative Expense
Selling, general and administrative expenses increased $19.7 million or 29.2% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was due to a $10.5 million increase in professional fees, primarily related to transaction costs associated with the DPS Acquisition, a $4.9 million insurance expenses increase compared to the prior year period, attributable to both higher premiums and expanded coverage requirements in the current market environment, a $3.1 million increase in labor and benefits, and a $1.2 million increase in other selling, general, and administrative expenses.
Loss on Sale of Assets
Loss on sale of assets decreased $11.6 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to the write-off of certain scrapped assets last year which did not recur in the comparable 2026 period.
Interest Expense
Interest expense increased $5.8 million or 6.3% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was primarily due to interest accrued on the 2033 and 2035 Senior Notes in the current year to date period, which were not outstanding during the comparable year to date period. This increase in interest expense was partially offset by a reduction in interest expense associated with lower outstanding borrowings under the ABL Facility and settlements received from interest rate swaps, which are recognized in the same financial statement line item as the underlying hedged debt, thereby reducing the net impact on reported interest expense.
Loss on Extinguishment of Debt
We recognized a $36.5 million loss on extinguishment of debt during the six months ended June 30, 2026, primarily due to the early redemption premium of $27.2 million, the write-off of deferred financing costs of $7.8 million, and accrued interest of $1.5 million associated with the defeasance and early redemption of our 2029 Senior Notes following the issuance of the 2031 Senior Notes. No such loss was recognized during the six months ended June 30, 2025.
Income Tax Expense
Income tax expense decreased by $0.1 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This was primarily due to a decrease in pre-tax income of $1.1 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025.
Liquidity and Capital Resources
Overview
Our ability to fund operations, finance capital expenditures, service our debt and pay dividends depends on our operating cash flows and access to the capital and credit markets. Our primary sources of liquidity are cash flows generated from our operations and our borrowing availability under the ABL Facility. Our cash flow is affected by numerous factors, including prices and demand for our compression and power infrastructure assets and services, conditions in the financial markets and various other factors. We believe cash generated by operating activities will be sufficient to service our debt, fund working capital, fund our estimated capital expenditures in the short-term and long-term and, as our Board may determine from time to time in its discretion, pay dividends or repurchase shares pursuant to our Share Repurchase Program. As of June 30, 2026, we had approximately $1.7 billion of liquidity consisting of $137.6 million in cash and cash equivalents and $1.6 billion available under the ABL Facility.
Cash Requirements
Capital Expenditures
The compression and power infrastructure businesses are capital intensive, requiring significant investment to expand, maintain and upgrade existing operations. Our capital requirements have consisted primarily of, and we anticipate that our capital requirements will continue to consist primarily of, the following:
•Growth Capital Expenditures: capital expenditures made to (1) expand the operating capacity or operating income capacity of assets including, but not limited to, the acquisition of additional compression units and power generation units, balance of plant equipment, upgrades to existing equipment, expansion of supporting infrastructure, and implementation of new technologies, (2) maintain the operating capacity or operating income capacity of assets by acquisition of replacement compression units and power generation units, including their supporting infrastructure, and (3) expand the operating capacity or operating income capacity of existing assets.
•Other Capital Expenditures: capital expenditures made on assets required to support our operations—such as rolling stock, leasehold improvements, technology hardware and software and related implementation expenditures, safety enhancements to equipment, and other general items that are typically capitalized and that have a useful life beyond one year.
•Maintenance Capital Expenditures: periodic capital expenditures incurred at predetermined operating intervals to maintain consistent and reliable operating capacity of our assets over the near term. Such maintenance capital expenditures typically involve overhauls of significant components of our compression units, such as the engine and compressor, pistons, rings, heads, and bearings, and overhauls of significant components of our power generation units, such as blade repair/replacement, rotor refurbishment and bearing replacement. These maintenance capital expenditures are predictable and the majority of these expenditures are tied to a detailed, unit-by-unit schedule based on hours of operation or age. We utilize a disciplined and systematic asset management program whereby we perform major unit overhauls and engine replacements on a defined schedule based on hours of operation. As a result, our maintenance capital expenditures may vary considerably from year to year based on when such assets were added to the fleet. Maintenance capital expenditures along with regularly scheduled preventive maintenance expenses are typically sufficient to sustain the operating capacity of our assets over the full expected useful life of the compression units and power generation units. Maintenance capital expenditures do not include expenditures to replace compression units and power generation units when they reach the end of their useful lives.
The majority of our growth capital expenditures are related to the acquisition cost of new compression units and power generation units. Maintenance capital expenditures are related to overhauls of significant components of our compression and power generation equipment, such as the engine, compressors and turbines, which return the components to a like-new condition without modifying the application for which the compression and power generation equipment was designed.
For the six months ended June 30, 2026, growth capital expenditures were $286.7 million, other capital expenditures were $61.2 million, and maintenance capital expenditures were $37.7 million as compared to growth capital expenditures of $93.9 million, other capital expenditures of $38.7 million, and maintenance capital expenditures of $34.0 million for the six months ended June 30, 2025. The increase in growth capital expenditures was primarily driven by the April 1, 2026 acquisition of DPS. In addition, a $24.0 million purchase of used assets, reflecting an opportunistic purchase of compression equipment in place with a customer, to accelerate fleet growth and meet strong customer demand, as well as an $18.0 million investment in power generation infrastructure to support our recently acquired power business. The decrease in other capital expenditures was attributable to the completion of our engine conversion program, a multi-year fleet upgrade initiative that was substantially finished during fiscal year 2025. Maintenance capital expenditures remain disciplined, with only a modest increase despite the continued expansion of our fleet.
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
Subsequent to the quarter end, on August 5, 2026, the Company’s Board declared a cash dividend of $0.49 per share for the quarter ended June 30, 2026, which is payable on August 27, 2026, to shareholders of record as of the close of business on August 17, 2026. In conjunction with the Common Stock Dividend, Kodiak Services declared a distribution on its units of $0.49 per unit payable on August 27, 2026 to all unit holders of record of Kodiak Services as of the close of business on August 17, 2026. The declaration and payment of future dividends will be at the discretion of the Board and will depend on the factors discussed above.
Over the long-term, we expect to fund any dividends and our budgeted growth capital expenditures using our Discretionary Cash Flow. In the event our Discretionary Cash Flow is insufficient to fund any such dividends and our budgeted growth capital expenditures for such period, we may fund our dividend or budgeted growth expenditures (i) with additional borrowings under our ABL Facility (subject to the requirement that our availability, in the case of dividends, under the ABL Facility calculated on a pro forma basis after giving effect to the payment of a dividend, is not less than $100,000,000) or (ii) by reducing our growth capital expenditures. Any additional borrowings under our ABL Facility may result in an increase in our interest expense and any such reduction in our growth capital expenditures may result in lower growth in our revenue-generating horsepower in future periods. As of June 30, 2026, we had $1.6 billion available under our ABL Facility.
Contractual Obligations
Our material contractual obligations as of June 30, 2026, consisted of the following:
•Long-term debt of $2.8 billion, of which $380.9 million matures in 2030, $1.0 billion matures in 2031, $770.0 million matures in 2033, and $630.0 million matures in 2035.
•Purchase commitments of $2.5 billion, of which $587.9 million is expected to be settled within the next twelve months; primarily consisting of future commitments to purchase new compression and power generation units that have been ordered but not yet received. See Note 13. Commitments and Contingencies to the condensed consolidated financial statements included in this Report.
Other Commitments
As of June 30, 2026, other commitments include future operating and finance lease payments totaling $147.6 million.

Sources of Cash
Cash Flows
The following table summarizes our cash flows:

	Six months ended June 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$170,647	$291,500
Net cash used for investing activities	(886,954)	(142,565)
Net cash provided by (used for) financing activities	850,681	(148,257)
Net increase in cash and cash equivalents	$134,374	$678
Operating Activities
The $120.9 million decrease in net cash provided by operating activities for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily driven by unfavorable changes in working capital items, particularly an increase in accounts receivable related to strong revenue growth and timing of customer collections. Working capital items used cash of $154.6 million during the six months ended June 30, 2026 compared to the use of cash of $19.8 million during the six months ended June 30, 2025. This was partially offset by the $36.5 million non-cash add-back for the loss on extinguishment of debt associated with our strategic debt refinancing activities completed during the quarter.
Investing Activities
Net cash used in investing activities increased $744.4 million during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was driven mainly by $576.0 million in cash paid for the DPS Acquisition, net of cash acquired, as well as a $158.4 million increase in cash used for capital expenditures, net of accrued capital expenditures.
Financing Activities
Net cash provided by financing activities of $850.7 million increased $998.9 million during the six months ended June 30, 2026, compared to cash used for financing activities of $148.3 million during the six months ended June 30, 2025. Cash provided by financing activities during six months ended June 30, 2026 was primarily the result of the issuance of common stock, which generated net proceeds of $836.1 million after offering costs as well as strategic debt refinancing activities, which resulted in net proceeds of approximately $122.8 million. These net proceeds more than offset the $92.6 million in dividend payments and $14.2 million tax-related outflows associated with equity compensation vesting.
Cash used for financing activities of $148.3 million during the six months ended June 30, 2025 was primarily the result of $76.6 million of dividends paid to stockholders, $20.0 million of share repurchases, $3.3 million of cash paid for shares withheld to cover taxes, $3.5 million of cash paid on principal payments of other borrowings, $1.5 million of cash paid on principal payments of finance leases, and $0.7 million of distributions to noncontrolling interest. This was offset by $43.2 million of net cash provided by borrowings.
Description of Indebtedness
ABL Facility
On April 2, 2026, Kodiak and Kodiak Services entered into the Fifth Amendment to the Fourth Amended and Restated Credit Agreement (“Fifth Amendment”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended or restated from time to time, the “ABL Credit Agreement” or “ABL Facility”), which amends the Fourth Amended and Restated Credit Agreement dated as of March 22, 2023. The Fifth Amendment, among other things, modifies the calculation of the leverage ratio. Through June 30, 2026, the Fifth Amendment allows Kodiak Services to deduct from its total indebtedness the net proceeds from the issuance of the 2031 Senior Notes, in addition to the existing $50.0 million cash netting cap, so long as such proceeds remain as unrestricted cash or cash equivalents.
The ABL Facility is a revolving credit arrangement with a lockbox feature, where customer payments may be sent to a bank account managed by the agent and used to pay down borrowings if availability drops below $100.0 million for five consecutive business days. As of June 30, 2026, and December 31, 2025, availability exceeded this threshold, so the balance was classified as long-term in accordance with its maturity.
Interest on the outstanding borrowings under the ABL Facility is payable monthly and accrues based on variable rates of the Secured Overnight Financing Rate (“SOFR”) plus an applicable rate ranging from 1.75% to 2.50% or prime rate plus an applicable rate ranging from 0.75% to 1.50% depending on the leverage ratio as of the most recently ended quarter. As of June 30, 2026, and December 31, 2025, the weighted average interest rate on the ABL Facility was 6.03% and 5.72%, respectively, excluding the effect of the interest rate swap. The Company pays an annualized commitment fee of 0.25% on the unused portion of its ABL Facility.
The ABL Facility provides for commitments totaling $2.0 billion and a maturity date of September 5, 2030. As of June 30, 2026, $14.6 million in letters of credit were outstanding. As of June 30, 2026, borrowings under our ABL Facility totaled $380.9 million.
As of June 30, 2026, we were in compliance with all covenants under the ABL Facility. All obligations under the ABL Facility are collateralized by essentially all the assets of the Company.
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
The Defeasance required a cash outlay of $785.5 million, which was irrevocably deposited with the trustee to fund interest payments on the 2029 Senior Notes through April 10, 2026, when the 2029 Senior Notes were redeemed at a premium, as well as fund the redemption of the 2029 Senior Notes in full. As a result of the Defeasance, the Company recognized a loss on early extinguishment of debt of $36.5 million for the six months ended June 30, 2026, which primarily represents the early redemption premium of $27.2 million, the write-off of deferred financing costs of $7.8 million, and accrued interest of $1.5 million.
2031 Senior Notes
On March 20, 2026, Kodiak Services issued $1.0 billion in aggregate principal amount of 5.875% senior unsecured notes due 2031 (the “2031 Senior Notes”). A portion of the net proceeds from the 2031 Senior Notes were used by the Company to redeem all of Kodiak Services’ outstanding 7.25% Senior Notes due 2029 at a redemption price equal to 103.625% of the $750.0 million aggregate principal amount, plus accrued and unpaid interest, if any.
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

Our interest rate swap exchanges variable interest rates for fixed interest rates. The Company designates our interest rate swap as a cash flow hedge, evaluates hedge effectiveness and determined it to be highly effective as of June 30, 2026. See Note 10. Derivative Instruments to the condensed consolidated financial statements included in this Report.
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
Adjusted Gross Margin and Adjusted Gross Margin Percentage
Adjusted gross margin and adjusted gross margin percentage are considered non-GAAP financial measures. We define adjusted gross margin as revenue less cost of operations, exclusive of depreciation and amortization expense. We define adjusted gross margin percentage as adjusted gross margin divided by total revenues. We believe that adjusted gross margin is useful as a supplemental measure of our operating profitability. Adjusted gross margin is impacted primarily by the pricing trends for service operations and cost of operations, including labor rates for service technicians, volume and per unit costs for lubricant oils, coolants and other fluids, quantity and pricing of routine preventative maintenance on compression and power generation units and property tax rates on compression and power generation units. Adjusted gross margin should not be considered an alternative to, or more meaningful than, gross margin or any other measure of financial performance presented in accordance with GAAP. Moreover, adjusted gross margin as presented may not be comparable to similarly titled measures of other companies. Because we capitalize assets, depreciation and amortization of equipment is a necessary element of our costs. To compensate for the limitations of adjusted gross margin as a measure of our performance, we believe that it is important to consider gross margin determined under GAAP, as well as adjusted gross margin, to evaluate our operating profitability.

Compression Infrastructure

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025

Total revenues	$315,125	$293,534	$622,110	$582,490
Cost of operations (exclusive of depreciation and amortization)	(94,435)	(93,137)	(184,694)	(186,372)
Depreciation and amortization	(73,106)	(66,135)	(141,787)	(136,664)
Gross margin	$147,584	$134,262	$295,629	$259,454
Gross margin percentage	46.8%	45.7%	47.5%	44.5%
Depreciation and amortization	73,106	66,135	141,787	136,664
Adjusted gross margin	$220,690	$200,397	$437,416	$396,118
Adjusted gross margin percentage	70.0%	68.3%	70.3%	68.0%
Power Infrastructure

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025

Total revenues	$32,891	$—	$32,891	$—
Cost of operations (exclusive of depreciation and amortization)	(11,686)	—	(11,686)	—
Depreciation and amortization	(5,544)	—	(5,544)	—
Gross margin	$15,661	$—	$15,661	$—
Gross margin percentage	47.6%	—%	47.6%	—%
Depreciation and amortization	5,544	—	5,544	—
Adjusted gross margin	$21,205	$—	$21,205	$—
Adjusted gross margin percentage	64.5%	—%	64.5%	—%
Other Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025

Total revenues	$43,104	$29,309	$81,878	$69,995
Cost of operations (exclusive of depreciation and amortization)	(38,235)	(22,114)	(70,854)	(57,340)
Depreciation and amortization	—	—	—	—
Gross margin	$4,869	$7,195	$11,024	$12,655
Gross margin percentage	11.3%	24.5%	13.5%	18.1%
Depreciation and amortization	—	—	—	—
Adjusted gross margin	$4,869	$7,195	$11,024	$12,655
Adjusted gross margin percentage	11.3%	24.5%	13.5%	18.1%
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
Given we are a capital-intensive business, depreciation, impairment of compression and power generation equipment and the interest cost of acquiring this equipment are necessary elements of our costs. To compensate for these items, we believe that it is important to consider both net income (loss) and net cash provided by operating activities determined under GAAP, as well as adjusted EBITDA and adjusted EBITDA percentage, to evaluate our financial performance and our liquidity. Our adjusted EBITDA and adjusted EBITDA percentage exclude some, but not all, items that affect net income (loss) and net cash provided by operating activities, and these measures may vary among companies. Management compensates for the limitations of adjusted EBITDA and adjusted EBITDA percentage as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating this knowledge into management’s decision-making processes.

The following table reconciles adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Net income	$52,144	$39,984	$70,004	$71,020
Interest expense	50,061	45,755	98,802	92,979
Income tax expense	21,093	13,445	23,853	23,969
Depreciation and amortization	78,650	66,135	147,331	136,664
Loss on extinguishment of debt	—	—	36,512	—
Equity compensation expense	8,639	6,291	14,529	13,269
Severance expense	—	—	72	376
Transaction expenses (1)	3,300	—	11,615	1,786
Loss on sale of assets	2,959	6,606	4,220	15,817
Adjusted EBITDA	$216,846	$178,216	$406,938	$355,880

Net income percentage	13.3%	12.4%	9.5%	10.9%
Adjusted EBITDA percentage	55.4%	55.2%	55.2%	54.5%

(1)
Represents certain costs associated with non-recurring professional services and other costs, primarily related to the acquisition of DPS for the three and six months ended June 30, 2026, and CSI Acquisition and secondary offerings for the six months ended June 30, 2025.

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

The following table reconciles net cash provided by operating activities, to discretionary cash flow and free cash flow, for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Net cash provided by operating activities	$99,465	$177,172	$170,647	$291,500
Maintenance capital expenditures	(19,947)	(17,565)	(37,705)	(33,972)
Severance expense	—	—	72	376
Transaction expenses (1)	3,300	—	11,615	1,786
Change in operating assets and liabilities	85,492	(38,478)	154,615	(19,799)
Other (2)	(5,059)	(4,705)	(9,488)	(7,383)
Discretionary cash flow	$163,251	$116,424	$289,756	$232,508
Growth capital expenditures (3)(4)
Compression Infrastructure	(66,790)	(37,966)	(134,357)	(93,949)
Power Infrastructure	(134,371)	—	(152,356)	—
Other capital expenditures (5)	(53,709)	(16,398)	(61,167)	(38,656)
Proceeds from sale of assets	4,123	8,230	7,590	17,606
Free cash flow	$(87,496)	$70,290	$(50,534)	$117,509

(1)
Represents certain costs associated with non-recurring professional services and other costs, primarily related to the acquisition of DPS for the three and six months ended June 30, 2026 and the CSI Acquisition and secondary offerings for the six months ended June 30, 2025.

(2)	Includes non-cash lease expense, provision for credit losses and inventory reserve.
(3)
Growth and other capital expenditures includes a $32.0 million increase and a $25.6 million increase in accrued capital expenditures for the three and six months ended June 30, 2026, respectively. Growth and other capital expenditures includes a $10.7 million decrease and a $3.4 million increase in accrued capital expenditures for the three and six months ended June 30, 2025, respectively.

(4)
Growth capital expenditures for the three months ended March 31, 2026 included an $18.0 million investment in power generation infrastructure related to the DPS Acquisition. This investment was included within Compression Infrastructure in our first quarter 2026 presentation. As part of the establishment of the Power Infrastructure reportable segment in the second quarter of 2026, the prior-period capital expenditure amount has been reclassified from Compression Infrastructure to Power Infrastructure in the year-to-date presentation to conform to the current-period segment presentation.

(5)
Other capital expenditures include a $42.6 million non-cash finance lease addition related to one of our operational offices. While included in our other capital expenditure metric, this finance lease commencement is a non-cash activity and therefore is not reflected as a capital expenditure within the investing section of our statement of cash flows.

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
The following tables reconcile net income to adjusted net income and diluted earnings per share to adjusted diluted earnings per share, for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net income	$52,144	$39,984	$70,004	$71,020
Loss on extinguishment of debt	—	—	36,512	—
Severance expense	—	—	72	376
Transaction expenses (1)	3,300	—	11,615	1,786
Tax effect of adjustments (2)	(1,169)	—	(11,927)	(561)
Adjusted net income	$54,275	$39,984	$106,276	$72,621

Weighted-average common shares outstanding:
Diluted	96,805	90,040	92,193	90,234

Diluted earnings (loss) per common share	$0.53	$0.43	$0.75	$0.76
Loss on extinguishment of debt	—	—	0.40	—
Severance expense	—	—	—	0.01
Transaction expenses (1)	0.03	—	0.12	0.02
Tax effect of adjustments (2)	(0.01)	—	(0.13)	(0.01)
Adjusted diluted earnings per common share	$0.55	$0.43	$1.14	$0.78

(1)
Represents certain costs associated with non-recurring professional services and other costs, primarily related to the acquisition of DPS for the three and six months ended June 30, 2026 and the CSI Acquisition and secondary offerings for the three and six months ended June 30, 2025.

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
As of June 30, 2026 and December 31, 2025, we had $380.9 million and $464.6 million, respectively, outstanding under the ABL Facility with floating interest rate swap notional amounts of $325.0 million and $325.0 million, respectively, attributed to our borrowings under our ABL Facility. Excluding the effect of the interest rate swap, the average annualized interest rate incurred on the ABL Facility for borrowings during the six months ended June 30, 2026, was approximately 6.03%. We estimate that a 1.0% increase in the applicable average interest rate for the six months ended June 30, 2026, would have resulted in an estimated $3.1 million increase in ABL-related interest expense excluding the impact of our swaps.
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
Concentration Risk
For the six months ended June 30, 2026, and year ended December 31, 2025, our four largest customers, which are all investment-grade counterparties, accounted for approximately 30% and 32%, respectively, of our total revenues, with no single customer accounting for more than 15% for either ending period. If any significant customer of ours should discontinue their relationship with us, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Commodity Price Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or oil in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. However, the demand for our Compression Infrastructure depends upon the continued demand for, and production of, natural gas and oil. Sustained low natural gas or oil prices over the long term could result in a decline in the production of natural gas or oil, which could result in reduced demand for our Compression Infrastructure.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2026, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
During the quarter June 30, 2026, we completed the acquisition of DPS. Management is in the process of integrating DPS's operations and internal control structure into our overall internal control over financial reporting framework. Other than changes associated with the integration of DPS, there were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Many of Kodiak’s power systems involve long sales cycles and are subject to extended lead times and limited availability of power generation equipment.
The sales cycle for Kodiak’s power systems, from initial contact with potential customers to the commencement of field delivery, may be lengthy. Customers generally consider a wide range of solutions before making a decision to rent or purchase power systems. Before a customer commits to rent or purchase power systems, they often require a significant technical review, assessment of competitive offerings and approval at a number of management levels within their organization. During the time the customers are evaluating Kodiak’s distributed power offerings, Kodiak may incur substantial sales and marketing, engineering, and other expenses, which we may ultimately be unable to offset with recognized profits.
In addition, power systems sales are subject to extended lead times and limited availability of power generation equipment. As a result, Kodiak may commit substantial capital in advance of any binding customer commitment, increasing its working capital requirements. If deployments are delayed or cancelled, Kodiak may experience stranded assets or impairment charges.
Distributed power solutions in some applications compete with access to the electrical grid.
Distributed power solutions are an alternative for customers to consider when grid access is unavailable, costly, or delayed. Kodiak’s distributed power service offering could be adversely affected in the event that large-scale utility projects are completed and the associated transmission and distribution networks are established or if grid power otherwise becomes readily available to customers on terms that are more attractive than those that Kodiak offers. Should this occur, customers may decide not to use Kodiak’s service offering or use it as bridge power only until interconnected to the grid or as backup power thereafter. If this occurs, Kodiak may not be able to achieve its expected returns and its results of operations and cash flow may be adversely impacted.
Kodiak may be unable to adapt its distributed power technologies to meet increasing customer needs and power loads, which could result in increased downtime of its power generation offering and disruptions to the power supply to its customers.
Demand for power has continued to significantly outpace available power generation supply from the grid, with the electrification of the oil and natural gas industry, as an example, straining aging and unreliable power grids. Further, the expanding use of artificial intelligence has led to the expansion of existing data centers and plans for new data centers.
The operation of Kodiak’s power generation facilities, information technology systems and other assets and conduct of other activities subjects Kodiak to a variety of risks, including the breakdown or failure of equipment, accidents, security breaches, viruses or outages affecting information technology systems, labor disputes, obsolescence, delivery/transportation problems and disruptions of fuel supply, failure to receive spare parts in a timely manner, failure to effectively manage related power loads, and performance below expected levels. As Kodiak expands distributed power offerings, the possibility exists that its planned offerings may not be able to effectively manage related power loads, resulting in potential downtimes and disruptions for its customers. Such experiences could have a material adverse effect on Kodiak’s business and operating results due to the damage to its reputation and the resulting dissatisfaction of customers. In addition, Kodiak is typically required to commit and install more generating capacity than is required under its power supply contracts in order to meet the reliability standards under those contracts, which increases the capital cost to Kodiak of the installed equipment. If Kodiak is unable to adapt its power generation technologies to meet future demand and customer needs as they evolve, or otherwise unable to meet their reliability requirements, its business and operating results may be adversely affected.
In addition, the sustainability of the favorable supply-demand dynamic in the power sector depends on multiple factors, including factors relating to technological advancements such as continued demand growth for generative AI computing applications, cloud computing, the level and pace at which the power industry can invest in power infrastructure and the pace of continued electrification driven demand growth.
Kodiak faces a variety of risks related to its diversification and entry into new lines of business in distributed power generation.
The diversification of Kodiak’s business as a provider of scaled distributed power and energy storage solutions to large-scale, high-demand customers, including data centers, industrial facilities, and utility-scale sites, carries a number of risks. Kodiak will become subject to laws and regulations previously inapplicable to its existing business and this could lead to additional litigation, compliance and regulatory risk. Kodiak’s expansion into the distributed power solutions business will also create the need for additional capital and other resources, the cost and availability of which may depend on market conditions, regulatory landscape, financial and operating results, interest rates, inflationary considerations, compliance with covenants under its credit facility, fuel costs (including the price of natural gas) and other considerations. Furthermore, while Kodiak’s management team has a track record of successfully executing on the growth of its existing business, the team has not directly engaged in the distributed power solutions business before and this lack of experience could have adverse impacts and complications such as on cost and timing to execute on the new business and the overall success of the program. If Kodiak is unable to successfully execute on this new line of business, its revenue and profitability may not grow as expected, its competitiveness may be materially and adversely affected, and its reputation and business may be harmed.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Except as previously disclosed in Current Reports on Form 8-K, no unregistered sales of the Company’s equity securities were made during the three months ended June 30, 2026.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not Applicable.
Item 5.    Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2026, the following officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
Other than as disclosed below, no directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Name	Title	Adoption Date	Expiration Date	Aggregate # of securities to be sold
Mickey McKee	President and Chief Executive Officer	5/19/2026	4/6/2027	88,500 (1)
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

Kodiak Gas Services, Inc.

Date: August 7, 2026	By:	/s/ John B. Griggs
John B. Griggs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2026	By:	/s/ Ewan W. Hamilton
Ewan W. Hamilton
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)