Form 10-Q
period 2026-09-30
Kodiak Gas Services, Inc.
filed 2026-11-09
CIK 1767042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of November 4, 2026, the registrant had 101,377,475 shares of common stock, par value $0.01 per share, outstanding.

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
•Volatile and/or rising interest rates and associated central bank policy actions;
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$86,949	$3,179
Accounts receivable, net of allowance $4,527 and $13,031, respectively	291,946	197,600
Inventories, net	113,033	101,530
Contract assets	14,197	5,190
Prepaid expenses and other current assets	20,887	15,637
Total current assets	527,012	323,136
Property, plant and equipment, net	4,049,228	3,377,555
Operating lease right-of-use assets, net	24,214	42,218
Finance lease right-of-use assets, net	46,362	6,500
Goodwill	747,507	408,681
Identifiable intangible assets, net	184,746	154,474
Fair value of derivative instruments	19,155	4,664
Other assets	14,804	789
Total assets	$5,613,028	$4,318,017
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$128,944	$72,974
Accrued liabilities	161,744	218,463
Contract liabilities	110,879	94,505
Total current liabilities	401,567	385,942
Long-term debt, net of unamortized debt issuance cost	2,760,495	2,555,250
Operating lease liabilities	27,014	39,391
Finance lease liabilities	44,518	4,405
Deferred tax liabilities	178,899	122,851
Other liabilities	1,977	2,782
Total liabilities	3,414,470	3,110,621
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, (50.0 million authorized, $0.01 par value) zero and 0.3 million shares issued and outstanding as of September 30, 2026, and December 31, 2025, respectively	—	4
Common stock, (750.0 million shares of common stock authorized, $0.01 par value) 105.9 million and 90.2 million issued and 101.4 million and 85.8 million outstanding as of September 30, 2026, and December 31, 2025, respectively	1,059	903
Additional paid-in capital	2,320,864	1,334,333
Treasury stock, at cost; 4.5 million and 4.5 million shares held as of September 30, 2026, and December 31, 2025, respectively	(143,968)	(143,968)
Noncontrolling interest	—	4,910
Accumulated other comprehensive income (loss)	9,914	(1,586)
Retained earnings	10,689	12,800
Total stockholders’ equity	2,198,558	1,207,396
Total liabilities and stockholders’ equity	$5,613,028	$4,318,017
See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenues:
Compression Infrastructure	$318,434	$296,970	$940,544	$879,460
Power Infrastructure	41,955	—	74,846	—
Other Services	41,403	25,774	123,281	95,769
Total revenues	401,792	322,744	1,138,671	975,229
Operating expenses:
Cost of operations (exclusive of depreciation and amortization shown below):
Compression Infrastructure	95,614	94,222	280,308	280,594
Power Infrastructure	10,404	—	22,090	—
Other Services	36,731	21,992	107,585	79,332
Depreciation and amortization	75,573	66,329	222,904	202,993
Selling, general and administrative	42,952	37,771	129,997	105,147
Loss on sale of assets	2,028	38,230	6,248	54,047
Total operating expenses	263,302	258,544	769,132	722,113
Income from operations	138,490	64,200	369,539	253,116
Other expenses:
Interest expense	(47,410)	(56,406)	(146,212)	(149,385)
Loss on extinguishment of debt	—	—	(36,512)	—
Other expense, net	(663)	(28,292)	(2,541)	(29,240)
Total other expenses, net	(48,073)	(84,698)	(185,265)	(178,625)
Income (loss) before income taxes	90,417	(20,498)	184,274	74,491
Income tax expense (benefit)	18,884	(6,301)	42,737	17,668
Net income (loss)	71,533	(14,197)	141,537	56,823
Less: Net income (loss) attributable to noncontrolling interests	—	(186)	228	927
Net income (loss) attributable to common shareholders	$71,533	$(14,011)	$141,309	$55,896

Earnings (loss) per share attributable to common shareholders:
Basic	$0.70	$(0.17)	$1.48	$0.62
Diluted	$0.70	$(0.17)	$1.46	$0.61
Weighted average shares outstanding:
Basic	101,273	87,055	94,281	87,540
Diluted	102,191	87,055	95,433	89,667
See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$71,533	$(14,197)	$141,537	$56,823
Cash flow hedges, net of tax effects of $1,856 and $2,991 for the three and nine months ended September 30, 2026, respectively and $(1,786) and $132 for the three and nine months ended September 30, 2025, respectively.	7,171	5,937	11,500	(2,379)
Comprehensive income (loss)	78,704	(8,260)	153,037	54,444
Less: Net income (loss) attributable to noncontrolling interests	—	(186)	228	927
Comprehensive income (loss) attributable to common shareholders	$78,704	$(8,074)	$152,809	$53,517
See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Shares		Preferred Shares		Additional Paid- In Capital	Treasury Shares		Noncontrolling Interest	Accumulated other comprehensive income (loss)	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity
(in thousands, except per share data)	Shares	Amount	Shares	Amount		Shares	Amount
Balance, January 1, 2025	89,240	$892	832	$9	$1,305,375	1,435	$(40,000)	$13,694	$—	$93,637	$1,373,607
Net income	—	—	—	—	—	—	—	625	—	30,411	31,036
Other comprehensive loss	—	—	—	—	—	—	—	—	(5,684)	—	(5,684)
Preferred shares and noncontrolling interest converted to common shares	90	1	(90)	(1)	2,032	—	—	(2,032)	—	—	—
Equity compensation	—	—	—	—	6,879	—	—	99	—	—	6,978
Dividends and dividends equivalents paid to stockholders ($0.41 per common share)	—	—	—	—	—	—	—	—	—	(36,956)	(36,956)
Restricted Stock Units vested, net of 89 shares withheld for taxes	202	2	—	—	(2,829)	—	—	—	—	—	(2,827)
Repurchase of common shares	—	—	—	—	—	270	(9,956)	—	—	—	(9,956)
Net effect on deferred taxes and taxes payable related to the vesting of restricted stock	—	—	—	—	16	—	—	—	—	—	16
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(357)	—	—	(357)
Balance, March 31, 2025	89,532	$895	742	$8	$1,311,473	1,705	$(49,956)	$12,029	$(5,684)	$87,092	$1,355,857
Net income	—	—	—	—	—	—	—	488	—	39,496	39,984
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,632)	—	(2,632)
Preferred shares and noncontrolling interest converted to common shares	—	—	—	—	(111)	—	—	111	—	—	—
Equity compensation	—	—	—	—	6,163	—	—	56	—	72	6,291
Dividends and dividend equivalents paid to stockholders ($0.45 per common share)	—	—	—	—	—	—	—	—	—	(40,647)	(40,647)
Restricted Stock Units vested, net of 5 shares withheld for taxes	34	—	—	—	(458)	—	—	—	—	—	(458)
Repurchase of common shares	—	—	—	—	—	278	(10,000)	—	—	—	(10,000)
Net effect on deferred taxes and taxes payable related to the vesting of restricted stock	—	—	—	—	408	—	—	—	—	—	408
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(337)	—	—	(337)
Balance, June 30, 2025	89,566	$895	742	$8	$1,317,475	1,983	$(59,956)	$12,347	$(8,316)	$86,013	$1,348,466
Net loss	—	—	—	—	—	—	—	(186)	—	(14,011)	(14,197)
Other comprehensive income	—	—	—	—	—	—	—	—	5,937	—	5,937
Preferred shares and noncontrolling interest converted to common shares	435	4	(435)	(4)	6,864	—	—	(6,864)	—	—	—
Equity compensation	—	—	—	—	4,704	—	—	40	—	—	4,744
Dividends and dividend equivalents paid to stockholders ($0.45 per common share)	—	—	—	—	—	—	—	—	—	(40,427)	(40,427)
Restricted Stock Units vested, net of 81 shares withheld for taxes	175	3	—	—	(2,731)	—	—	—	—	—	(2,728)
Repurchase of common shares	—	—	—	—	—	1,508	(50,364)	—	—	—	(50,364)
Net effect on deferred taxes and taxes payable related to the vesting of restricted stock	—	—	—	—	3,482	—	—	—	—	—	3,482
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(334)	—	—	(334)
Balance, September 30, 2025	90,176	$902	307	$4	$1,329,794	3,491	$(110,320)	$5,003	$(2,379)	$31,575	$1,254,579

Balance, January 1, 2026	90,245	$903	307	$4	$1,334,333	4,492	$(143,968)	$4,910	$(1,586)	$12,800	$1,207,396
Net income	—	—	—	—	—	—	—	55	—	17,805	17,860
Other comprehensive income	—	—	—	—	—	—	—	—	1,487	—	1,487
Preferred shares and noncontrolling interest converted to common shares	83	2	(83)	(2)	1,233	—	—	(1,233)	—	—	—
Equity compensation	—	—	—	—	5,874	—	—	16	—	—	5,890
Dividends and dividends equivalents paid to stockholders ($0.49 per common share)	—	—	—	—	—	—	—	—	—	(43,024)	(43,024)
Restricted Stock Units vested, net of 273 shares withheld for taxes	505	3	—	—	(14,982)	—	—	—	—	—	(14,979)
Net effect on deferred taxes and taxes payable related to the vesting of restricted stock	—	—	—	—	527	—	—	—	—	—	527
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(151)	—	—	(151)
Balance, March 31, 2026	90,833	$908	224	$2	$1,326,985	4,492	$(143,968)	$3,597	$(99)	$(12,419)	$1,175,006
Net income	—	—	—	—	—	—	—	173	—	51,971	52,144
Other comprehensive income	—	—	—	—	—	—	—	—	2,842	—	2,842
Issuance of common shares, net of offering costs	12,149	122	—	—	836,010	—	—	—	—	—	836,132
Issuance of common shares related to DPS Acquisition	2,401	24	—	—	139,010	—	—	—	—	—	139,034
Preferred shares and noncontrolling interest converted to common shares	—	—	—	—	480	—	—	(480)	—	—	—
Equity compensation	—	—	—	—	8,619	—	—	20	—	—	8,639
Dividends and dividend equivalents paid to stockholders ($0.49 per common share)	—	—	—	—	—	—	—	—	—	(50,025)	(50,025)
Restricted Stock Units vested, net of 0.3 shares withheld for taxes	57	—	—	—	798	—	—	—	—	—	798
Net effect on deferred taxes and taxes payable related to the vesting of restricted stock	—	—	—	—	5	—	—	—	—	—	5
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(151)	—	—	(151)
Balance, June 30, 2026	105,440	$1,054	224	$2	$2,311,907	4,492	$(143,968)	$3,159	$2,743	$(10,473)	$2,164,424
Net income	—	—	—	—	—	—	—	—	—	71,533	71,533
Other comprehensive income	—	—	—	—	—	—	—	—	7,171	—	7,171
Preferred shares and noncontrolling interest converted to common shares	224	2	(224)	(2)	3,241	—	—	(3,241)	—	—	—
Equity compensation	—	—	—	—	9,065	—	—	—	—	—	9,065
Dividends and dividend equivalents paid to stockholders ($0.49 per common share)	—	—	—	—	—	—	—	—	—	(50,371)	(50,371)
Restricted Stock Units vested, net of 104 shares withheld for taxes	205	3	—	—	(6,820)	—	—	—	—	—	(6,817)
Net effect on deferred taxes and taxes payable related to the vesting of restricted stock	—	—	—	—	2,249	—	—	—	—	—	2,249
Distributions to noncontrolling interest	—	—	—	—	—	—	—	82	—	—	82
Other	—	—	—	—	1,222	—	—	—	—	—	1,222
Balance, September 30, 2026	105,869	$1,059	—	$—	$2,320,864	4,492	$(143,968)	$—	$9,914	$10,689	$2,198,558
See accompanying notes to the unaudited condensed consolidated financial statements.

KODIAK GAS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income	$141,537	$56,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	222,904	202,993
Equity compensation expense	23,594	18,013
Amortization of debt issuance costs	8,987	9,734
Non-cash lease expense	9,160	6,042
Provision for credit losses	4,278	1,032
Inventory reserve	—	124
Loss on sale of assets	6,248	54,047
Loss on discontinuation of hedge	—	9,398
Amortization of interest rate swap	—	5,152
Deferred tax provision	55,839	15,084
Loss on extinguishment of debt	36,512	—
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	(75,046)	25,479
Inventories	(8,277)	1,359
Contract assets	(9,007)	2,693
Prepaid expenses and other current assets	(3,621)	(11,625)
Accounts payable	15,798	6,681
Accrued and other liabilities	(50,310)	3,567
Contract liabilities	588	(2,479)
Other assets	(12,247)	761
Net cash provided by operating activities	366,937	404,878
Cash flows from investing activities:
Acquisition of DPS, net of cash acquired	(575,965)	—
Purchase of property, plant and equipment	(544,300)	(262,641)
Proceeds from sale of assets	10,399	26,949
Net cash used for investing activities	(1,109,866)	(235,692)
Cash flows from financing activities:
Borrowings on debt instruments	2,324,950	2,506,305
Payments on debt instruments	(2,150,830)	(2,455,996)
Principal payments on other borrowings	(4,833)	(4,645)
Payment of debt issuance cost	(14,374)	(26,457)
Principal payments on finance leases	(1,666)	(2,393)
Proceeds from issuance of common stock, net of issuance costs	836,132	—
Dividends paid to stockholders	(142,684)	(116,571)
Repurchase of common shares	—	(70,320)
Cash paid for shares withheld to cover taxes	(20,998)	(6,013)
Net effect on deferred taxes and taxes payable related to the vesting of restricted stock	—	3,906
Distributions to noncontrolling interest	(220)	(1,028)
Other	1,222	—
Net cash provided by (used for) financing activities	826,699	(173,212)
Net increase (decrease) in cash and cash equivalents	83,770	(4,026)
Cash and cash equivalents - beginning of period	3,179	4,750
Cash and cash equivalents - end of period	$86,949	$724
Supplemental cash disclosures:
Cash paid for interest	$110,198	$136,941
Cash paid for taxes	$2,320	$5,680
Supplemental disclosure of non-cash investing activities:
Increase in accrued capital expenditures	$(10,913)	$(13,047)
Supplemental disclosure of non-cash financing activities:
Fair value changes in interest rate swap	$(14,492)	$10,240
Accrued debt issuance cost	$—	$6,333
Issuance of common shares	$139,034	$9
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
The Company reports three operating and reportable segments: Compression Infrastructure, Power Infrastructure and Other Services. Compression Infrastructure represents the Company’s legacy contract compression operations, Power Infrastructure reflects the Company’s distributed power generation operations, and Other Services includes a broad range of service offerings, including certain ancillary services associated with the compression and power generation businesses. The Company believes this expanded segmentation will provide its investors with additional information to better understand its performance. Prior-period segment information has been recast to conform to the current period presentation. See Note 17. Segments for further information.
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

Pursuant to the agreement, total consideration at closing consisted of $587.3 million in cash, reflecting adjustments for certain additional power generation assets purchased prior to closing, indebtedness, and working capital and 2.4 million shares of the Company’s common stock, par value $0.01 per share with an estimated fair value of $139.0 million based on the Company’s closing stock price of $57.90 per share, on April 1, 2026. During the quarter ended September 30, 2026, the Company finalized the post-closing working capital adjustments, including a $5.8 million receivable from the seller. The adjustments reduced the purchase price and resulted in a corresponding reduction of goodwill.
The acquisition-date fair value of the consideration transferred and the preliminary allocation of the purchase price is as follows (in thousands):

Fair value of consideration transferred	$720,398

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$11,355
Accounts receivable	17,981
Intangible assets (1)	45,000
Property, plant, and equipment	341,818
Other current assets	3,738
Non-current assets	360
Total assets acquired	$420,252

Deferred revenue	15,786
Other current liabilities	17,694
Other non-current liabilities	5,200
Total liabilities assumed	$38,680

Total identifiable assets acquired less liabilities assumed	$381,572

Goodwill acquired	$338,826

(1)	Identifiable intangibles acquired include customer relationships with a fair value of $45.0 million. Estimated useful lives are 10 years.
The allocation of purchase price to DPS’s net assets and liabilities as of April 1, 2026 remains preliminary and subject to the potential identification of additional assets, contingencies, or revised fair value calculations. Accordingly, the Company continues to evaluate information necessary to determine the fair values of certain acquired assets and assumed liabilities. The preliminary purchase price allocation is subject to change during the measurement period as additional information becomes available, and actual allocation amounts will be disclosed in subsequent filings and completed no later than one year from the closing of the DPS Acquisition.
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
The preliminary allocation of purchase price includes approximately $338.8 million allocated to goodwill and is supported by the expected strategic benefits (discussed above) to be generated from the DPS Acquisition. The goodwill, which is deductible for tax purposes, has been allocated to our Power Infrastructure reportable segment. The acquired property, plant and equipment is stated at fair value, and depreciation on the acquired property, plant and equipment is computed using the straight-line method over the estimated remaining useful lives of each asset in line with the Company’s polices.
For the three and nine month periods ended September 30, 2026, our revenues include $42.0 million and $74.8 million, respectively, associated with the DPS Acquisition after the closing on April 1, 2026. It is impracticable to determine the earnings recorded in the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2026 as we initiated the integration of a substantial portion of DPS into our ongoing operations during the current period. In addition, acquisition-related costs of approximately zero and $11.6 million, respectively, were incurred during the three and nine month periods ended September 30, 2026 related to external legal fees, transaction consulting fees, and due diligence costs. These costs have been recognized in selling, general, and administrative expenses in the condensed consolidated statements of operations.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$401,792	$349,211	$1,168,293	$1,041,781
Earnings (loss)	$71,533	$(9,132)	$144,654	$58,555
4. Revenue Recognition
The Company generates revenue from compression and power infrastructure solutions and related services. Revenue is recognized in accordance with either Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, or ASC Topic 842, Leases, depending on the nature of the arrangement.
ASC 606 – Revenue from Contracts with Customers
Revenues within the Compression Infrastructure and Other Services segments are recognized under ASC 606. The Company provides integrated equipment and services under customer contracts, which are generally accounted for as a single performance obligation representing a series of distinct services transferred to the customer over the contract term.
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
The following table disaggregates the Company’s revenue by type and timing of provision of services or transfer of goods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
ASC 606
Services provided over time:
Compression Infrastructure	$318,434	$296,970	$940,544	$879,460
Other Services	13,301	4,081	46,963	23,964
Total services provided over time	331,735	301,051	987,507	903,424
Services provided or goods transferred at a point in time:
Power Infrastructure	7,411	—	14,180	—
Other Services	28,102	21,693	76,318	71,805
Total services provided or goods transferred at a point in time	35,513	21,693	90,498	71,805

ASC 842
Equipment rental provided over time:
Power Infrastructure	34,544	—	60,666	—
Total revenue	$401,792	$322,744	$1,138,671	$975,229
Contract Assets and Liabilities
Contract assets and contract liabilities presented below relate only to contracts accounted for under ASC 606 and do not include balances associated with lease arrangements accounted for under ASC 842, which are primarily included within the Power Infrastructure segment.
The Company recognizes a contract asset when it has transferred goods or services to a customer but its right to consideration is conditional on something other than the passage of time. Contract assets are reclassified to trade receivables when the right to consideration becomes unconditional. The Company had contract assets of $14.2 million and $5.2 million as of September 30, 2026, and December 31, 2025, respectively. As of January 1, 2026 and 2025, the beginning balances for contract assets were $5.2 million and $7.6 million, respectively.
The Company records contract liabilities when consideration is received or is contractually due in advance of transferring goods or services to the customer. The Company’s contract liabilities were $110.9 million and $94.5 million as of September 30, 2026, and December 31, 2025, respectively. As of January 1, 2026, and 2025, the beginning balances for contract liabilities were $94.5 million and $73.1 million, substantially all of which was recognized as revenue in the nine months ended September 30, 2026, and 2025, respectively.

Performance Obligations
The remaining performance obligations disclosure applies only to revenues accounted for under ASC 606 and does not include amounts related to lease arrangements accounted for under ASC 842, which are primarily associated with the Company’s Power Infrastructure segment.
As of September 30, 2026, we had $2.7 billion of remaining performance obligations related to our Compression Infrastructure segment.
The Company expects to recognize these remaining performance obligations as follows:

(in thousands)	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total
Remaining performance obligations	$298,333	$829,372	$485,082	$231,840	$164,070	$652,875	$2,661,572
As of September 30, 2026, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to the Company’s revenue for the Other Services segment is $5.5 million, which is expected to be recognized by December 31, 2026.
The Company has a Power Infrastructure lease and service agreement with a customer for (i) the lease of power generation equipment and (ii) the operation and maintenance services for the equipment. The initial lease term ends on April 1, 2029 with options to renew for up to an additional 12 years with payments based on a fixed monthly fee, a portion of which is escalated annually based on the CPI index. Rental revenues under the initial term of this agreement are recognized on a straight-line basis and would be $7.0 million, $27.4 million, $27.4 million, and $7.0 million for the remainder of the year ending December 31, 2026 and the years ending December 31, 2027, 2028 and 2029, respectively.
5. Accounts Receivable, net
The allowances for credit losses were $4.5 million and $13.0 million as of September 30, 2026, and December 31, 2025, respectively, which represents the Company’s best estimate of the amount of probable credit losses included within the Company’s accounts receivable balance.
The changes in the Company’s allowance for credit losses were as follows:

(in thousands)	Allowances for Credit Losses
Balance at January 1, 2025	$12,629
Current-period provision for expected credit losses	1,032
Write-offs charged against allowance	(630)
Balance at December 31, 2025	$13,031
Current-period provision for expected credit losses	4,278
Write-offs charged against allowance	(12,782)
Balance at September 30, 2026	$4,527
6. Inventories, net
Inventories consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Non-serialized parts	$100,380	$92,050
Serialized parts	15,461	11,489
Inventory reserve	(2,808)	(2,009)
Inventories, net	$113,033	$101,530

7. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Compression equipment	$4,599,299	$4,391,894
Power equipment	568,350	—
Field equipment	179,412	99,277
Buildings and shipping containers	5,326	5,065
Technology hardware and software	7,250	6,901
Trailers and vehicles	23,351	20,646
Leasehold improvements	15,133	14,986
Furniture and fixtures	2,796	2,643
Land	1,000	1,000
Total property, plant and equipment, gross	5,401,917	4,542,412
Less: accumulated depreciation	(1,352,689)	(1,164,857)
Property, plant and equipment, net	$4,049,228	$3,377,555
Depreciation expense was $69.4 million and $206.6 million for the three and nine months ended September 30, 2026, respectively, and is recorded within depreciation and amortization in the accompanying condensed consolidated statements of operations. Depreciation expense was $62.0 million and $190.5 million for the three and nine months ended September 30, 2025, respectively. The Company rents equipment to customers under ASC 842 operating lease arrangements. As of September 30, 2026, gross rental equipment of $568.4 million was included in property and equipment, of which $225.9 million is classified as construction in progress and not yet available for lease.
8. Goodwill and Identifiable Intangible Assets, net
Goodwill
The Company allocates goodwill across its Compression Infrastructure and Power Infrastructure reporting units.
The carrying amount of goodwill, including changes therein, is shown below:

(in thousands)	Compression Infrastructure	Power Infrastructure	Total Goodwill
Balance as of December 31, 2025	$408,681	$—	$408,681
Acquisition of DPS (1)	—	344,782	344,782
Measurement period adjustments (1)	—	(5,956)	(5,956)
Balance as of September 30, 2026	$408,681	$338,826	$747,507
(1) The goodwill increase between December 31, 2025 and September 30, 2026 stems from the DPS Acquisition and includes the impact of measurement period adjustments, including the final settlement of post-closing working capital adjustments. The full amount of goodwill is allocated to the Power Infrastructure reporting unit. See Note 3. Acquisitions for more details.
Intangible Assets
The Company’s identifiable intangible assets were as follows:

	September 30, 2026			December 31, 2025
(in thousands)	Original Cost	Accumulated Amortization	Net Amount	Original Cost	Accumulated Amortization	Net Amount
Trade name	$19,400	$(8,168)	$11,232	$19,400	$(6,721)	$12,679
Customer relationships	236,100	(70,295)	165,805	191,100	(59,373)	131,727
Internal use software	10,023	(2,314)	7,709	10,894	(826)	10,068
Total identifiable intangible assets	$265,523	$(80,777)	$184,746	$221,394	$(66,920)	$154,474
Amortization expense was $4.9 million and $13.9 million for the three and nine months ended September 30, 2026, respectively, and is recorded within depreciation and amortization in the condensed consolidated statements of operations. Amortization expense was $3.7 million and $10.5 million for the three and nine months ended September 30, 2025, respectively.
As of September 30, 2026 and December 31, 2025, the remaining weighted average amortization period for identifiable intangible assets recognized is 10.2 years and 11.0 years, respectively.
Estimated future amortization expense related to intangible assets as of September 30, 2026 is as follows:

(in thousands)	Amount
Years ending December 31,
Remainder of 2026	$4,994
2027	19,976
2028	19,976
2029	18,685
2030	16,714
Thereafter	102,803
9. Debt and Credit Facilities
Long-term debt consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
ABL Facility	$417,476	$464,647
2029 Senior Notes	—	750,000
2031 Senior Notes	1,000,000	—
2033 Senior Notes	770,000	770,000
2035 Senior Notes	630,000	630,000
Total debt outstanding	2,817,476	2,614,647
Add: unamortized debt premiums	3,761	4,145
Less: unamortized debt issuance cost	(60,742)	(63,542)
Long-term debt, net of unamortized debt issuance cost	2,760,495	2,555,250
Other borrowings	—	395
Total long-term debt and other borrowings	$2,760,495	$2,555,645

ABL Facility
On April 2, 2026, Kodiak and Kodiak Services entered into the Fifth Amendment to the Fourth Amended and Restated Credit Agreement (“Fifth Amendment”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended or restated from time to time, the “ABL Credit Agreement” or “ABL Facility”), which amends the Fourth Amended and Restated Credit Agreement dated as of March 22, 2023. The Fifth Amendment, among other things, previously modified the calculation of the leverage ratio. Through June 30, 2026, the Fifth Amendment allowed Kodiak Services to deduct from its total indebtedness the net proceeds from the issuance of the 2031 Senior Notes, in addition to the existing $50.0 million cash netting cap, so long as such proceeds remain as unrestricted cash or cash equivalents. For leverage ratio calculations after June 30, 2026, the Fifth Amendment no longer permits the deduction of the net proceeds from the issuance of the 2031 Senior Notes from the Company’s total indebtedness.
The ABL Facility is a revolving credit arrangement with a lockbox feature, where customer payments may be sent to a bank account managed by the agent and used to pay down borrowings if availability drops below $100.0 million for five consecutive business days. As of September 30, 2026, and December 31, 2025, availability exceeded this threshold, so the balance was classified as long-term in accordance with its maturity.
Interest on the outstanding borrowings under the ABL Facility is payable monthly and accrues based on variable rates of the Secured Overnight Financing Rate (“SOFR”) plus an applicable rate ranging from 1.75% to 2.50% or prime rate plus an applicable rate ranging from 0.75% to 1.50% depending on the leverage ratio as of the most recently ended quarter. As of September 30, 2026, and December 31, 2025, the weighted average interest rate on the ABL Facility was 6.12% and 5.72%, respectively, excluding the effect of the interest rate swap. The Company pays an annualized commitment fee of 0.25% on the unused portion of its ABL Facility.
The ABL Facility provides for commitments totaling $2.0 billion and a maturity date of September 5, 2030. As of September 30, 2026, $9.3 million in letters of credit were outstanding. As of September 30, 2026, borrowings under our ABL Facility totaled $417.5 million.
As of September 30, 2026, we were in compliance with all covenants under the ABL Facility. All obligations under the ABL Facility are collateralized by essentially all the assets of the Company.
Redemption of 2029 Senior Notes
On March 11, 2026, we provided notice to the holders of our 2029 Senior Notes that, contingent on receipt of the proceeds from the 2031 Senior Notes (as defined below), the 2029 Senior Notes would be redeemed at a premium on April 10, 2026. On March 30, 2026, utilizing a portion of the proceeds from the 2031 Senior Notes, we made an irrevocable deposit of funds with the trustee to satisfy and discharge the 2029 Senior Notes in accordance with the terms of the applicable indenture, which resulted in a legal defeasance under GAAP (the “Defeasance”).
The Defeasance required a cash outlay of $785.5 million, which was irrevocably deposited with the trustee to fund interest payments on the 2029 Senior Notes through April 10, 2026, when the 2029 Senior Notes were redeemed at a premium, as well as fund the redemption of the 2029 Senior Notes in full. As a result of the Defeasance, the Company recognized a loss on early extinguishment of debt of $36.5 million for the nine months ended September 30, 2026, which primarily represents the early redemption premium of $27.2 million, the write-off of deferred financing costs of $7.8 million, and accrued interest of $1.5 million.
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

As of September 30, 2026, the scheduled maturities of the Company’s long-term debt were as follows:

(in thousands)	Amount
Years ended December 31,
Remainder of 2026	$—
2027	—
2028	—
2029	—
2030	417,476
Thereafter	2,400,000
Total	$2,817,476
10. Derivative Instruments
The Company has entered into an interest rate swap, exchanging variable interest rates for fixed interest rates. The interest rate swap was designated as a cash flow hedge derivative instrument, and management evaluated hedge effectiveness and determined it to be highly effective as of September 30, 2026. See Note 11. Fair Value Measurements for details on the valuation of the interest rate swap.
The table below summarizes the amortization schedule related to the interest rate swap, which matures on September 5, 2030:

Notional Amount	Period End
$325,000,000	9/5/2030
The following table summarizes the effects of the Company’s derivative instruments on the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2026	2025	2026	2025
Gain (loss) on cash flow hedges:
Interest expense	$389	$(7,336)	$2,189	$(3,299)
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

The following table summarizes the fair value of our interest rate swap, measured at fair value on a recurring basis, and our long‑term debt disclosed at fair value:

	Carrying Value (1)	September 30, 2026
(in thousands)		Level 1	Level 2	Level 3	Total
Interest rate swap- non-current asset	$19,155	$—	$19,155	$—	$19,155
2031 Senior Notes	1,000,000	—	962,850	—	962,850
2033 Senior Notes	770,000	—	743,735	—	743,735
2035 Senior Notes	630,000	—	610,728	—	610,728
ABL Facility	417,476	—	—	417,476	417,476

	Carrying Value (1)	December 31, 2025
(in thousands)		Level 1	Level 2	Level 3	Total
Interest rate swap- non-current asset	$4,664	$—	$4,664	$—	$4,664
2029 Senior Notes	750,000	—	780,360	—	780,360
2033 Senior Notes	770,000	—	786,686	—	786,686
2035 Senior Notes	630,000	—	647,854	—	647,854
ABL Facility	464,647	—	—	464,647	464,647

(1)	See Note 9. Debt and Credit Facilities for a reconciliation of the long-term debt’s presentation in the condensed consolidated balance sheets.
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
Share Repurchases
Kodiak’s board of directors (“Board”) has authorized a share repurchase program of up to $100.0 million of the Company’s outstanding common stock (the “Share Repurchase Program”). On November 4, 2026, the Company's Board of Directors extended the expiration date of the Company's share repurchase program to December 31, 2027. As of September 30, 2026, $31.7 million remains available for repurchase under the Share Repurchase Program.
Preferred Stock
The Company’s original certificate of incorporation authorized 50,000,000 shares of preferred stock, par value $0.01 per share. On September 28, 2026, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware eliminating the designation of its Series A Preferred Stock, none of the shares of which were outstanding, and all such shares that were designated as Series A Preferred Stock returned to the status of authorized but unissued shares of preferred stock, without designation. For the nine months ended September 30, 2026 and the year ended December 31, 2025, a total of 0.3 million and 0.5 million, respectively, shares of preferred stock and OpCo Units were converted into an equivalent number of common stock shares.
2023 Omnibus Incentive Plan
On June 20, 2023, Kodiak’s Board authorized and adopted the Kodiak Gas Services, Inc. Omnibus Incentive Plan (the “Omnibus Plan”) for employees, consultants and directors. The Omnibus Plan enables Kodiak’s Board (or a committee authorized by Kodiak’s Board) to award incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards and substitute awards intended to attract, retain and motivate key talent, including the Company’s named executive officers, while aligning compensation with long-term Company performance and shareholder returns. As of September 30, 2026, a total of 6.1 million shares of common stock has been reserved for issuance pursuant to awards under the Omnibus Plan.

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
The following table summarizes award activity under the Omnibus Plan for the nine months ended September 30, 2026:

	RSUs		PSUs
	Number of RSUs	Weighted- Average Price	Number of PSUs	Weighted- Average Price
Outstanding at December 31, 2025	1,181,493	$26.94	918,235	$24.93
Granted	375,110	58.19	159,133	65.96
Vested or exercised	(677,362)	24.96	(449,164)	17.85
Forfeited or cancelled	(45,193)	42.66	(2,577)	42.28
Performance adjustment (1)	—	—	156,000	16.76
Outstanding at September 30, 2026	834,048	$42.62	781,627	$35.67
Stock awards expected to vest	834,048	$42.62	781,627	$35.67

(1)	Represents additional shares expected to vest based on the probability of the performance conditions exceeding the target level.
As of September 30, 2026, the total future compensation cost related to non-vested equity awards was approximately $44.9 million to be recognized over the weighted-average period of 2.1 years, assuming the performance-based restricted stock units vest at 132%, pursuant to the terms of the applicable award. During the three and nine months ended September 30, 2026, approximately $9.1 million and $23.6 million, respectively, in equity compensation expense was recognized in selling, general and administrative expenses. During the three and nine months ended September 30, 2025, approximately

$4.7 million and $18.0 million, respectively, in equity compensation expense was recognized in selling, general and administrative expenses.
Dividends
The following table summarizes dividends declared and paid in each of the quarterly periods of 2026 and 2025:

	Dividends per Common Share	Dividends Paid
		(in thousands)
2026
Q1	$0.49	$43,024
Q2	0.49	50,025
Q3	0.49	50,371
2025
Q1	$0.41	$36,956
Q2	0.45	40,647
Q3	0.45	40,427
Q4	0.49	43,400
Subsequent to quarter end, on November 4, 2026, the Company’s Board declared a cash dividend of $0.51 per share for the quarter ended September 30, 2026, which is payable on November 25, 2026, to shareholders of record as of the close of business on November 16, 2026 (the “Common Stock Dividend”).
13. Commitments and Contingencies
Accrued Capital Expenditures
As of September 30, 2026, and December 31, 2025, the Company had accrued capital expenditures of $58.7 million and $23.0 million, respectively. These amounts were included in accounts payable or accrued liabilities in the condensed consolidated balance sheets. Amounts exclude accrued capital expenditures related to the sales tax contingency accrual.
Purchase Commitments
Purchase commitments primarily consist of future commitments to purchase new compression and power generation units that have been ordered but not yet received. As of September 30, 2026, these commitments amounted to $2.8 billion, of which $652.9 million is expected to be settled within the next twelve months. Included within these future commitments is a multi-year strategic arrangement whereby Baker Hughes will provide power generation solutions to support Kodiak’s expanding energy infrastructure initiatives.
Sales Tax Contingency
Between October 2019 and May 2026, the Company received notices from the Texas Comptroller’s office in regards to audits for periods ranging from December 2015 through December 2025. The audits pertain to whether the Company may owe sales and use tax on certain of its compression equipment and parts that it purchased and used during that time period. As of September 30, 2026 and December 31, 2025, the Company’s associated liability was $17.2 million and $102.3 million, respectively, relating solely to the Texas portion of sales and use tax.
During the first quarter of 2026, the Company resolved outstanding Texas sales and use tax matters with the Texas Comptroller’s office related to certain prior periods. The settlement, which included applicable interest for the periods under review, was paid in full. During the third quarter of 2026, the Company remitted Texas sales and use tax related to certain prior periods currently under audit. The amounts settled and paid had previously been recognized in prior years, reflecting management’s earlier assessment of the liability.
Legal Matters
From time to time, the Company may become involved in various legal matters. Management believes that as of September 30, 2026, there are no legal matters whose resolution could have a material adverse effect on the unaudited condensed consolidated financial statements.

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
The Company voluntarily self-reported this matter to governmental authorities in the United States, including the Department of Justice (“DOJ”) and the Office of Foreign Assets Control (“OFAC”), and is cooperating with the investigative steps being taken by the DOJ and OFAC into the matter as a result of the voluntary self-disclosure. The Company also voluntarily self-reported to the SEC. This matter could result in U.S. governmental authorities seeking criminal and/or civil sanctions, including monetary fines and penalties, against the Company, as well as requiring additional changes to the Company’s business practices and compliance programs. To the extent any of the payments at issue are determined to be illegal in a foreign jurisdiction, it is possible that there could be civil or criminal penalties assessed in that jurisdiction. The Company has engaged in settlement discussions with DOJ and OFAC regarding a final resolution of these matters, but any settlement remains subject to ongoing review and approval by the parties. Based on discussions subsequent to the end of the quarter, the Company believes it is probable that it will be required to make payments to the government in connection with any final resolution and expects to book an accrual in the fourth quarter. The ultimate resolution of these matters could result in losses that exceed the amounts we accrue, which could have an adverse impact on our results of operations, financial condition and cash flows.
Letters of Credit
As of September 30, 2026, there was $9.3 million of letters of credit outstanding under the ABL Facility mainly to support the Company's obligations to construct a gas compression station on behalf of a customer.
14. Accrued Liabilities
Accrued liabilities consist of the following:

(in thousands)	September 30, 2026	December 31, 2025
Sales tax liability	$21,685	$107,982
Accrued interest	77,998	50,970
Accrued compensation	28,988	24,710
Lease liabilities - current portion	7,605	12,021
Accrued taxes	9,444	9,560
Station project accrual	6,600	2,930
Other	9,424	10,290
Total accrued liabilities	$161,744	$218,463
15. Income Taxes
For the three and nine months ended September 30, 2026, the Company recorded income tax expense of $18.9 million and $42.7 million, respectively. For the three and nine months ended September 30, 2025, the Company recorded income tax benefit of $6.3 million and income tax expense of $17.7 million, respectively. The effective tax rate was approximately 20.9% and 23.2% for the three and nine months ended September 30, 2026, compared to 30.7% and 23.7% for the three and nine months ended September 30, 2025, respectively. The difference between the Company’s effective tax rate for the three and nine months ended September 30, 2026, and the U.S. statutory tax rate of 21%, was primarily due to state income taxes, and nondeductible executive compensation. The Company’s effective tax rate for the three and nine months ended September 30, 2025, differs from the U.S. statutory tax rate of 21% is primarily due to state income taxes.

The Company did not have any uncertain tax benefits as of September 30, 2026, and December 31, 2025. For the three and nine months ended September 30, 2026 and 2025, the Company had no accrued interest or penalties related to uncertain tax positions, and no amounts were recognized in the condensed consolidated statements of operations.
16. Leases
On June 1, 2026 we commenced an approximately 20 year finance lease for a building space which will be utilized for offices, training, storage and equipment maintenance. The lease provides for annual base payments of $3.0 million with annual fixed rental increases ranging from 2.0% - 2.5%. The lease expires on September 30, 2046 and contains four five-year optional renewal terms which were not deemed to be reasonably certain of exercise and have therefore been excluded from the measurement of the lease liability as of September 30, 2026. We established a $42.6 million finance lease right of use asset and $42.6 million finance lease liability during the nine months ended September 30, 2026.
In July 2026, the Company exercised buyout options related to certain operating lease agreements for gas compression equipment. The Company purchased the leased equipment for approximately $32.8 million. As a result of the transaction, the Company has recognized the equipment in property, plant and equipment and will no longer incur the related lease payments under these agreements.
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
Lease costs are included in either cost of revenues or selling, general and administrative expense depending on the use of the underlying asset.
Leases are presented in our consolidated balance sheet as follows:

(in thousands)	Classification	As of September 30, 2026	As of December 31, 2025
Right-of-use Assets:
Operating leases	Operating lease right-of-use assets, net	$24,214	$42,218
Finance leases	Finance lease right-of-use assets, net	$46,362	$6,500

Lease liabilities:
Operating lease liabilities:
Current	Accrued liabilities	$4,737	$9,796
Noncurrent	Operating lease liabilities	27,014	39,391
Total operating lease liabilities		$31,751	$49,187

Finance lease liabilities:
Current	Accrued liabilities	$2,868	$2,224
Noncurrent	Finance lease liabilities	44,518	4,405
Total finance lease liabilities		$47,386	$6,629

The components of total lease cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Operating lease expense:
Operating lease expense	$1,490	$3,738	$9,326	$12,072
Short-term lease expense	606	1,316	2,411	4,307
Total operating lease expense	2,096	5,054	11,737	16,379

Finance lease expense:
Amortization of leased assets	1,304	669	2,467	2,047
Interest on lease liabilities	893	132	1,097	428
Total finance lease expense	2,197	801	3,564	2,475
Total lease expense	$4,293	$5,855	$15,301	$18,854
The short-term lease cost disclosed above reasonably reflects the Company’s ongoing short-term lease commitments. These lease costs are primarily recorded within cost of operations.
Supplemental information related to the Company’s operating and finance leases were as follows:

	Nine Months Ended September 30,
(in thousands, except years and percentages)	2026	2025
Other supplemental information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$18,266	$20,436
Operating cash flows - finance leases	1,100	607

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,389	$7,662
Finance leases	42,225	3,925

Weighted-average remaining lease term:
Operating leases	6.8 years	5.7 years
Finance leases	18.1 years	3.2 years

Weighted-average discount rate:
Operating leases	8.5%	9.2%
Finance leases	5.8%	6.4%

Future minimum lease payments, under non-cancelable operating and finance leases with terms in excess of one year, as of September 30, 2026 are as follows:

(in thousands)	Operating leases	Finance leases
Year ended December 31,
Remainder of 2026	$1,980	$1,276
2027	6,504	5,559
2028	4,589	4,492
2029	4,129	3,944
2030	3,626	3,233
Thereafter	25,450	61,121
Total lease payments	46,278	79,625
Less: imputed interest	(14,527)	(32,239)
Total lease liabilities	$31,751	$47,386
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

The following tables represent financial metrics by segment:

(in thousands)	Compression Infrastructure	Power Infrastructure	Other Services	Total
Three Months Ended September 30, 2026
Revenue	$318,434	$41,955	$41,403	$401,792
Cost of operations (exclusive of depreciation and amortization)	95,614	10,404	36,731	142,749
Adjusted gross margin	222,820	31,551	4,672	259,043
Capital expenditures	151,378	74,343	—	225,721
Three Months Ended September 30, 2025
Revenue	$296,970	$—	$25,774	$322,744
Cost of operations (exclusive of depreciation and amortization)	94,222	—	21,992	116,214
Adjusted gross margin	202,748	—	3,782	206,530
Capital expenditures	102,470	—	—	102,470

	Compression Infrastructure	Power Infrastructure	Other Services	Total
Nine Months Ended September 30, 2026
Revenue	$940,544	$74,846	$123,281	$1,138,671
Cost of operations (exclusive of depreciation and amortization)	280,308	22,090	107,585	409,983
Adjusted gross margin	660,236	52,756	15,696	728,688
Capital expenditures	333,960	210,340	—	544,300
Nine Months Ended September 30, 2025
Revenue	$879,460	$—	$95,769	$975,229
Cost of operations (exclusive of depreciation and amortization)	280,594	—	79,332	359,926
Adjusted gross margin	598,866	—	16,437	615,303
Capital expenditures	262,641	—	—	262,641
The following table reconciles adjusted gross margin to income before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Adjusted gross margin:
Compression Infrastructure	$222,820	$202,748	$660,236	$598,866
Power Infrastructure	31,551	—	52,756	—
Other Services	4,672	3,782	15,696	16,437
Depreciation and amortization:
Compression Infrastructure	(71,643)	(66,329)	(213,429)	(202,993)
Power Infrastructure	(3,930)	—	(9,475)	—
Selling, general and administrative expenses	(42,952)	(37,771)	(129,997)	(105,147)
Loss on sale of assets	(2,028)	(38,230)	(6,248)	(54,047)
Interest expense	(47,410)	(56,406)	(146,212)	(149,385)
Loss on extinguishment of debt	—	—	(36,512)	—
Other expense, net	(663)	(28,292)	(2,541)	(29,240)
Income (loss) before income taxes	$90,417	$(20,498)	$184,274	$74,491
18. Earnings Per Common Share
Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is computed by using the weighted average shares of common stock outstanding, including the dilutive effect of restricted stock units and performance stock units based on an average share price during the period. For the three and nine months ended September 30, 2026, 39.0 thousand and 14.0 thousand unvested RSUs and PSUs, respectively, were excluded from the calculation of potential dilutive common shares due to their anti-dilutive impact. For the three and nine months ended September 30, 2025, zero and 14.0 thousand unvested RSUs and PSUs, respectively, were excluded from the calculation of potential dilutive common shares due to their anti-dilutive impact.
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net income (loss) attributable to common shareholders	$71,533	$(14,011)	$141,309	$55,896
Less: Dividends paid and earnings allocated to non-forfeitable RSUs	(489)	(477)	(1,537)	(1,493)
Net income (loss) used in basic and diluted earnings per share	$71,044	$(14,488)	$139,772	$54,403

Basic weighted average shares of common stock	101,273	87,055	94,281	87,540
Effect of dilutive securities:
RSUs and PSUs	918	—	1,152	1,819
Preferred shares	—	—	—	308
Diluted weighted average shares of common stock	102,191	87,055	95,433	89,667

Earnings (loss) per share attributable to common shareholders:
Basic	$0.70	$(0.17)	$1.48	$0.62
Diluted	$0.70	$(0.17)	$1.46	$0.61

19. Subsequent Events
Subsequent to September 30, 2026, the Company entered into a 13-month agreement beginning December 1, 2026, to purchase lubricant products to secure fixed pricing over the term of the agreement, resulting in aggregate purchase commitments of approximately $75.5 million.

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

As a result, we now manage our business through three operating segments: Compression Infrastructure, Power Infrastructure and Other Services. We believe this expanded segmentation will provide our investors with additional information to better understand our performance. Concurrent with the change in reportable segments, we revised our prior period financial information to be consistent with the current period presentation. There was no impact on the Company’s previously reported consolidated financial position, results of operations or cash flows. See Note 17. Segments for further information.
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

Operational Highlights
The following table summarizes certain horsepower, unit count and horsepower utilization percentages for our compression and power fleets for the periods presented.

	Compression Infrastructure			Power Infrastructure
	As of September 30,		Percentage Change	As of September 30,		Percentage Change
	2026	2025		2026	2025
Fleet capacity (hp / MW) (1)	4,592,143 hp	4,456,492 hp	3.0%	413 MW	—	n/m
Revenue-generating (hp / MW) (2)	4,515,584 hp	4,350,576 hp	3.8%	382 MW	—	n/m
Fleet units	4,642	4,767	(2.6)%	153	—	n/m
Revenue-generating units	4,488	4,510	(0.5)%	140	—	n/m
Output per revenue-generating unit (3)	1,006 hp	965 hp	4.2%	3 MW	—	n/m
Fleet utilization (4)	98.3%	97.6%	0.7%	92.5%	—%	n/m

(1)
Fleet capacity includes (x) revenue-generating and (y) idle horsepower or megawatts, respectively, which is comprised of units that do not have a signed contract or are not subject to a firm commitment from our customers and therefore are not currently generating revenue.

(2)	Revenue-generating horsepower and megawatts include units that are operating under contract and generating revenue and units which are available to be deployed and for which we have a signed contract or are subject to a firm commitment from our customer.
(3)	Calculated as (i) revenue-generating horsepower or megawatts, respectively, divided by (ii) revenue-generating units at period end.
(4)	Fleet utilization is calculated as (i) revenue-generating horsepower or megawatts, respectively, divided by (ii) fleet horsepower or megawatts, respectively.
Horsepower
As of September 30, 2026, fleet horsepower increased 3.0% and revenue generating horsepower increased 3.8% compared to as of September 30, 2025. These increases were driven by a combination of organic growth and strategic asset acquisition, including the acquisition of large compression assets from a prominent oil and gas producer in the Permian Basin in March 2026. This strategic purchase enhanced our fleet’s capacity and operational efficiency. Additionally, the reduction of idle equipment during the period contributed to a more robust and productive fleet profile. These improvements were partially offset by the divestiture and retirement of certain non-core assets during the period, reflecting our ongoing commitment to fleet optimization. The 4.2% increase in revenue-generating horsepower per revenue-generating compression unit was primarily a result of deploying these new large horsepower units.
Megawatts
On September 30, 2026, revenue-generating megawatts per revenue-generating power unit was 3 megawatts. Fleet utilization on September 30, 2026 was 92.5%. We had no revenue-generating megawatts per revenue-generated power unit prior to the DPS Acquisition on April 1, 2026.

Financial Results of Operations
Three Months Ended September 30, 2026, compared to the Three Months Ended September 30, 2025
The following table presents selected financial and operating information for the periods presented:

	Three Months Ended
	September 30,		% Change
(in thousands)	2026	2025
Revenues:
Compression Infrastructure	$318,434	$296,970	7.2%
Power Infrastructure	41,955	—	n/m
Other Services	41,403	25,774	60.6%
Total revenues	401,792	322,744	24.5%
Operating expenses:
Cost of operations (exclusive of depreciation and amortization shown below):
Compression Infrastructure	95,614	94,222	1.5%
Power Infrastructure	10,404	—	n/m
Other Services	36,731	21,992	67.0%
Depreciation and amortization	75,573	66,329	13.9%
Selling, general and administrative	42,952	37,771	13.7%
Loss on sale of assets	2,028	38,230	(94.7)%
Total operating expenses	263,302	258,544	1.8%
Income from operations	138,490	64,200	n/m
Other expenses:
Interest expense	(47,410)	(56,406)	(15.9)%
Other expense, net	(663)	(28,292)	(97.7)%
Total other expenses, net	(48,073)	(84,698)	(43.2)%
Income (loss) before income taxes	90,417	(20,498)	n/m
Income tax expense (benefit)	18,884	(6,301)	n/m
Net income (loss)	71,533	(14,197)	n/m
Less: Net income (loss) attributable to noncontrolling interests	—	(186)	(100.0)%
Net income (loss) attributable to common shareholders	$71,533	$(14,011)	n/m
Revenues and Sources of Income
Compression Infrastructure
Compression Infrastructure revenues increased $21.5 million, or 7.2%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This was primarily due to a $21.7 million increase in revenue resulting from pricing increases and an increase in revenue-generating horsepower.
Power Infrastructure
Power Infrastructure revenues were $42.0 million for the three months ended September 30, 2026. No comparable periods are shown due to the closing of the DPS Acquisition on April 1, 2026, prior to which we did not generate Power Infrastructure revenues.
Other Services
Other Services revenue increased $15.6 million, or 60.6%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This increase was mainly driven by higher revenues from station construction services and incremental customer-requested services and materials, partially offset by a decline in field service revenue resulting from lower demand for third-party field service work.
Operating Costs and Other Expenses
Compression Infrastructure
Compression Infrastructure operating expenses increased $1.4 million, or 1.5%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This was primarily due to a $5.1 million increase in parts and fluids to support our operations, partially offset by a $3.7 million decrease in equipment leases and indirect expenses.

Power Infrastructure
Power Infrastructure operating expenses were $10.4 million for the three months ended September 30, 2026. No comparable periods are shown due to the closing of the DPS Acquisition on April 1, 2026, prior to which we did not incur Power Infrastructure operating expenses.
Other Services
Other Services operating expenses increased $14.7 million, or 67.0%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This increase was primarily driven by higher activity levels across our Other Services product lines, consistent with the revenue growth discussed above.
Depreciation and Amortization
Depreciation and amortization increased $9.2 million, or 13.9%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This increase was primarily attributable to depreciation and amortization on the DPS assets acquired on April 1, 2026, partially offset by the impact of asset sales and disposals during the current period.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $5.2 million, or 13.7%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was primarily driven by higher personnel-related costs, including an $8.3 million increase in payroll and employee related expenses due to employee bonuses and stock compensation, partially offset by a net decrease of $4.3 million in other administrative costs, primarily professional fees.
Loss on Sale of Assets
Loss on sale of assets decreased $36.2 million, or 94.7% during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily driven by the Company’s sale of its operations and legal entities in Mexico in the third quarter of 2025 and the resulting loss of $33.3 million associated with the sale. A similar sale did not reoccur during the third quarter of 2026.
Interest Expense
Interest expense decreased $9.0 million, or 15.9%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The decrease was primarily driven by debt refinancing activities during the first quarter of 2026. The prior year period was also impacted by a $7.7 million charge on the discontinuation of our prior interest rate swap.
Income Tax Expense (Benefit)
Income tax expense increased by $25.2 million, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This increase was primarily due to an increase in pre-tax income of $110.9 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025.
Other Expense, Net
Other expense, net decreased $27.6 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This decrease was primarily due to a $28.0 million accrual for interest and penalties recorded during the three months ended September 30, 2025, in connection with a settlement offer received from the Texas

Comptroller’s office resolving the outstanding sales and use tax matters. No comparable charge was recorded during the current period.
Financial Results of Operations
Nine Months Ended September 30, 2026, Compared to the Nine Months Ended September 30, 2025
The following table presents selected financial and operating information for the periods presented:

	Nine Months Ended
	September 30,		% Change
(in thousands)	2026	2025
Revenues:
Compression Infrastructure	$940,544	$879,460	6.9%
Power Infrastructure	74,846	—	n/m
Other Services	123,281	95,769	28.7%
Total revenues	1,138,671	975,229	16.8%
Operating expenses:
Cost of operations (exclusive of depreciation and amortization shown below):
Compression Infrastructure	280,308	280,594	(0.1)%
Power Infrastructure	22,090	—	n/m
Other Services	107,585	79,332	35.6%
Depreciation and amortization	222,904	202,993	9.8%
Selling, general and administrative	129,997	105,147	23.6%
Loss on sale of assets	6,248	54,047	(88.4)%
Total operating expenses	769,132	722,113	6.5%
Income from operations	369,539	253,116	46.0%
Other expenses:
Interest expense	(146,212)	(149,385)	(2.1)%
Loss on extinguishment of debt	(36,512)	—	n/m
Other expense, net	(2,541)	(29,240)	(91.3)%
Total other expenses, net	(185,265)	(178,625)	3.7%
Income before income taxes	184,274	74,491	n/m
Income tax expense	42,737	17,668	n/m
Net income	141,537	56,823	n/m
Net income attributable to noncontrolling interests	228	927	(75.4)%
Net income attributable to common shareholders	$141,309	$55,896	n/m
Revenues and Sources of Income
Compression Infrastructure
Compression Infrastructure revenues increased $61.1 million, or 6.9%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This was primarily due to a $64.1 million increase in contract compression services as a result of price increases and an increase in average revenue-generating horsepower. This increase was partially offset by a $3.0 million decrease related to gas treating services.
Power Infrastructure

Power Infrastructure revenues were $74.8 million for the nine months ended September 30, 2026. No comparable periods are shown due to the closing of the DPS Acquisition on April 1, 2026, prior to which we did not generate Power Infrastructure revenues.
Other Services
Other Services revenue increased $27.5 million, or 28.7% for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to increased revenues from station construction services and incremental customer-requested services and materials. This increase was partially offset by decreases in other field services, and freight and crane charges related to the mobilization of units.
Operating Costs and Other Expenses
Compression Infrastructure
Compression Infrastructure operating expenses decreased $0.3 million or 0.1% for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Lower costs of compression parts, equipment leases and ancillary equipment of $8.2 million were partially offset by higher overhead costs and fluid costs to operate our units of $7.9 million.
Power Infrastructure
Power Infrastructure operating expenses were $22.1 million for the nine months ended September 30, 2026. No comparable periods are shown due to the closing of the DPS Acquisition on April 1, 2026, prior to which we did not incur Power Infrastructure operating expenses.
Other Services
Other Services operating expense increased $28.3 million or 35.6% for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to higher activity levels across our Other Services product lines, consistent with the revenue growth discussed above.
Depreciation and Amortization
Depreciation and amortization increased $19.9 million or 9.8% for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was primarily attributable to depreciation and amortization associated with assets acquired in the DPS Acquisition, with the remainder driven by additional depreciation on compression equipment purchases.
Selling, General and Administrative Expense
Selling, general and administrative expenses increased $24.9 million or 23.6% for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was primarily attributable to a $10.0 million increase in payroll and employee-related expenses, driven by higher employee bonuses and stock compensation; a $5.0 million increase in professional fees, primarily related to transaction costs associated with the DPS Acquisition; a $4.4 million increase in insurance costs, reflecting higher premiums and expanded coverage requirements in the current market environment; and a $4.3 million increase in other selling, general, and administrative expenses, primarily due to a higher provision for credit losses.
Loss on Sale of Assets
Loss on sale of assets decreased $47.8 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to a $33.3 million loss incurred on the sale of the Company’s operations and legal entities in Mexico and the write-off of certain scrapped assets last year, which did not recur in the comparable 2026 period.
Interest Expense
Interest expense decreased $3.2 million or 2.1% for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This decrease was primarily due to a reduction in interest expense associated with lower outstanding borrowings under the ABL Facility and settlements received from interest rate swaps, which are recognized in the same financial statement line item as the underlying hedged debt, thereby reducing the net impact on reported interest expense. The decrease was partially offset by interest accrued in the current year to date period on the 2033 and 2035 Senior Notes, that were issued in September 2025.
Loss on Extinguishment of Debt
We recognized a $36.5 million loss on extinguishment of debt during the nine months ended September 30, 2026, primarily due to the early redemption premium of $27.2 million, the write-off of deferred financing costs of $7.8 million, and accrued interest of $1.5 million associated with the defeasance and early redemption of our 2029 Senior Notes following the issuance of the 2031 Senior Notes. No such loss was recognized during the nine months ended September 30, 2025.
Income Tax Expense
Income tax expense increased by $25.1 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This was primarily due to an increase in pre-tax income of $109.8 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.
Other Expense, Net
Other expense, net decreased $26.7 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The nine months ended September 30, 2025 included $28.0 million of interest and penalties associated with the settlement of the Texas sales and use tax audit, which did not recur during the current period.
Liquidity and Capital Resources
Overview
Our ability to fund operations, finance capital expenditures, service our debt and pay dividends depends on our operating cash flows and access to the capital and credit markets. Our primary sources of liquidity are cash flows generated from our operations and our borrowing availability under the ABL Facility. Our cash flow is affected by numerous factors, including prices and demand for our compression and power infrastructure assets and services, conditions in the financial markets and various other factors. We believe cash generated by operating activities, combined with anticipated additional borrowings to support our purchase commitments, will be sufficient to service our debt, fund working capital, and fund our estimated capital expenditures over both the short-term and long-term. In addition, our Board may determine from time to time in its discretion to pay dividends or repurchase shares pursuant to our Share Repurchase Program. As of September 30, 2026, we had approximately $1.7 billion of liquidity consisting of $86.9 million in cash and cash equivalents and $1.6 billion available under the ABL Facility.
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
For the nine months ended September 30, 2026, growth capital expenditures were $465.4 million, other capital expenditures were $71.9 million, and maintenance capital expenditures were $59.1 million as compared to growth capital expenditures of $174.3 million, other capital expenditures of $50.9 million, and maintenance capital expenditures of $53.7 million for the nine months ended September 30, 2025. Growth capital expenditures increased primarily due to investments in power generation infrastructure, following the acquisition of DPS, including $220.2 million to support the growth of our power generation business. The increase also included a $32.8 million purchase of equipment that was previously held under operating lease arrangements and $24.0 million for the strategic purchase of compression equipment already in service with a customer to accelerate fleet growth and meet strong customer demand.
The increase in other capital expenditures was primarily attributable to $42.6 million of finance lease right of use assets established in June 2026, partially offset by lower expenditures following the substantial completion of our multi-year engine conversion program during fiscal year 2025. Maintenance capital expenditures remain disciplined, with only a modest increase despite the continued expansion of our fleet.
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
Subsequent to the quarter end, on November 4, 2026, the Company’s Board declared a cash dividend of $0.51 per share for the quarter ended September 30, 2026, which is payable on November 25, 2026, to shareholders of record as of the close of business on November 16, 2026. The declaration and payment of future dividends will be at the discretion of the Board and will depend on the factors discussed above.
Over the long-term, we expect to fund any dividends and our budgeted growth capital expenditures using our Discretionary Cash Flow. In the event our Discretionary Cash Flow is insufficient to fund any such dividends and our budgeted growth capital expenditures for such period, we may fund our dividend or budgeted growth expenditures (i) with additional borrowings under our ABL Facility (subject to the requirement that our availability, in the case of dividends, under the ABL Facility calculated on a pro forma basis after giving effect to the payment of a dividend, is not less than $100,000,000) or (ii) by reducing our growth capital expenditures. Any additional borrowings under our ABL Facility may result in an increase in our interest expense and any such reduction in our growth capital expenditures may result in lower growth in our revenue-generating horsepower in future periods. As of September 30, 2026, we had $1.6 billion available under our ABL Facility.

Contractual Obligations
Our material contractual obligations as of September 30, 2026, consisted of the following:
•Long-term debt of $2.8 billion, of which $417.5 million matures in 2030, $1.0 billion matures in 2031, $770.0 million matures in 2033, and $630.0 million matures in 2035.
•Purchase commitments of $2.8 billion, of which $652.9 million is expected to be settled within the next twelve months; primarily consisting of future commitments to purchase new compression and power generation units that have been ordered but not yet received. See Note 13. Commitments and Contingencies to the condensed consolidated financial statements included in this Report.
Other Commitments
As of September 30, 2026, other commitments include future operating and finance lease payments totaling $125.9 million.
Sources of Cash
Cash Flows
The following table summarizes our cash flows:

	Nine months ended September 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$366,937	$404,878
Net cash used for investing activities	(1,109,866)	(235,692)
Net cash provided by (used for) financing activities	826,699	(173,212)
Net increase (decrease) in cash and cash equivalents	$83,770	$(4,026)
Operating Activities
The $37.9 million decrease in net cash provided by operating activities for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily driven by unfavorable changes in working capital items, including higher accounts receivable resulting from strong revenue growth and the timing of customer collections, the payment of Texas sales and use tax related to certain prior periods currently under audit, and an increase in a long-term tax receivable. Working capital items used cash of $142.1 million during the nine months ended September 30, 2026 compared to the $26.4 million provided by changes in working capital during the nine months ended September 30, 2025. These impacts were partially offset by a $36.5 million non-cash loss on extinguishment of debt associated with our strategic debt refinancing activities completed during the year.
Investing Activities
Net cash used in investing activities increased $874.2 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was driven mainly by $576.0 million in cash paid for the DPS Acquisition, net of cash acquired, as well as a $281.7 million increase in cash used for capital expenditures, net of accrued capital expenditures.
Financing Activities
Net cash provided by financing activities of $826.7 million increased $999.9 million during the nine months ended September 30, 2026, compared to cash used for financing activities of $173.2 million during the nine months ended September 30, 2025. Cash provided by financing activities during the nine months ended September 30, 2026 was primarily the result of the issuance of common stock, which generated net proceeds of $836.1 million after offering costs as well as strategic debt refinancing activities, which resulted in net proceeds of approximately $154.9 million. These net proceeds more than offset the $142.7 million in dividend payments and $21.0 million tax-related outflows associated with equity compensation vesting.
Cash used for financing activities of $173.2 million during the nine months ended September 30, 2025 was primarily the result of $116.6 million of dividends paid to stockholders, $70.3 million of share repurchases, $6.0 million of cash paid for shares withheld to cover taxes, $4.6 million of cash paid on principal payments of other borrowings, $2.4 million of cash paid on principal payments of finance leases, and $1.0 million of distributions to noncontrolling interest. This was offset by $50.3 million of net cash provided by borrowings and $3.9 million of cash related to vesting of restricted stock.
Description of Indebtedness
ABL Facility
On April 2, 2026, Kodiak and Kodiak Services entered into the Fifth Amendment to the Fourth Amended and Restated Credit Agreement (“Fifth Amendment”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended or restated from time to time, the “ABL Credit Agreement” or “ABL Facility”), which amends the Fourth Amended and Restated Credit Agreement dated as of March 22, 2023. The Fifth Amendment, among other things, previously modified the calculation of the leverage ratio. Through June 30, 2026, the Fifth Amendment allowed Kodiak Services to deduct from its total indebtedness the net proceeds from the issuance of the 2031 Senior Notes, in addition to the existing $50.0 million cash netting cap, so long as such proceeds remain as unrestricted cash or cash equivalents. For leverage ratio calculations after June 30, 2026, the Fifth Amendment no longer permits the deduction of the net proceeds from the issuance of the 2031 Senior Notes from the Company’s total indebtedness.
The ABL Facility is a revolving credit arrangement with a lockbox feature, where customer payments may be sent to a bank account managed by the agent and used to pay down borrowings if availability drops below $100.0 million for five consecutive business days. As of September 30, 2026, and December 31, 2025, availability exceeded this threshold, so the balance was classified as long-term in accordance with its maturity.
Interest on the outstanding borrowings under the ABL Facility is payable monthly and accrues based on variable rates of the Secured Overnight Financing Rate (“SOFR”) plus an applicable rate ranging from 1.75% to 2.50% or prime rate plus an applicable rate ranging from 0.75% to 1.50% depending on the leverage ratio as of the most recently ended quarter. As of September 30, 2026, and December 31, 2025, the weighted average interest rate on the ABL Facility was 6.12% and 5.72%, respectively, excluding the effect of the interest rate swap. The Company pays an annualized commitment fee of 0.25% on the unused portion of its ABL Facility.
The ABL Facility provides for commitments totaling $2.0 billion and a maturity date of September 5, 2030. As of September 30, 2026, $9.3 million in letters of credit were outstanding. As of September 30, 2026, borrowings under our ABL Facility totaled $417.5 million.
As of September 30, 2026, we were in compliance with all covenants under the ABL Facility. All obligations under the ABL Facility are collateralized by essentially all the assets of the Company.
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
The Defeasance required a cash outlay of $785.5 million, which was irrevocably deposited with the trustee to fund interest payments on the 2029 Senior Notes through April 10, 2026, when the 2029 Senior Notes were redeemed at a premium, as well as fund the redemption of the 2029 Senior Notes in full. As a result of the Defeasance, the Company recognized a loss on early extinguishment of debt of $36.5 million for the nine months ended September 30, 2026, which primarily represents the early redemption premium of $27.2 million, the write-off of deferred financing costs of $7.8 million, and accrued interest of $1.5 million.
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
Our interest rate swap exchanges variable interest rates for fixed interest rates. The Company designates our interest rate swap as a cash flow hedge, evaluates hedge effectiveness and determined it to be highly effective as of September 30, 2026. See Note 10. Derivative Instruments to the condensed consolidated financial statements included in this Report.
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

Compression Infrastructure

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025

Total revenues	$318,434	$296,970	$940,544	$879,460
Cost of operations (exclusive of depreciation and amortization)	(95,614)	(94,222)	(280,308)	(280,594)
Depreciation and amortization	(71,643)	(66,329)	(213,429)	(202,993)
Gross margin	$151,177	$136,419	$446,807	$395,873
Gross margin percentage	47.5%	45.9%	47.5%	45.0%
Depreciation and amortization	71,643	66,329	213,429	202,993
Adjusted gross margin	$222,820	$202,748	$660,236	$598,866
Adjusted gross margin percentage	70.0%	68.3%	70.2%	68.1%
Power Infrastructure

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025

Total revenues	$41,955	$—	$74,846	$—
Cost of operations (exclusive of depreciation and amortization)	(10,404)	—	(22,090)	—
Depreciation and amortization	(3,930)	—	(9,475)	—
Gross margin	$27,621	$—	$43,281	$—
Gross margin percentage	65.8%	—%	57.8%	—%
Depreciation and amortization	3,930	—	9,475	—
Adjusted gross margin	$31,551	$—	$52,756	$—
Adjusted gross margin percentage	75.2%	—%	70.5%	—%
Other Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025

Total revenues	$41,403	$25,774	$123,281	$95,769
Cost of operations (exclusive of depreciation and amortization)	(36,731)	(21,992)	(107,585)	(79,332)
Depreciation and amortization	—	—	—	—
Gross margin	$4,672	$3,782	$15,696	$16,437
Gross margin percentage	11.3%	14.7%	12.7%	17.2%
Depreciation and amortization	—	—	—	—
Adjusted gross margin	$4,672	$3,782	$15,696	$16,437
Adjusted gross margin percentage	11.3%	14.7%	12.7%	17.2%
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

The following table reconciles adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$71,533	$(14,197)	$141,537	$56,823
Interest expense	47,410	56,406	146,212	149,385
Income tax expense (benefit)	18,884	(6,301)	42,737	17,668
Depreciation and amortization	75,573	66,329	222,904	202,993
Loss on extinguishment of debt	—	—	36,512	—
Equity compensation expense	9,065	4,744	23,594	18,013
Severance expense	—	—	72	376
Transaction expenses (1)	—	1,523	11,615	3,309
Sales tax reserve (2)	—	27,968	—	27,968
Loss on disposal of business	—	33,349	—	33,349
Loss on sale of assets	2,028	4,881	6,248	20,698
Adjusted EBITDA	$224,493	$174,702	$631,431	$530,582

Net income percentage	17.8%	(4.4)%	12.4%	5.8%
Adjusted EBITDA percentage	55.9%	54.1%	55.5%	54.4%

(1)
Represents certain costs associated with non-recurring professional services and other costs, primarily related to the acquisition of DPS for the nine months ended September 30, 2026, and CSI Acquisition and secondary offerings for the three months ended September 30, 2025.

(2)
During the third quarter of 2025, the Company received a settlement offer with the Texas Comptrollers’ office to resolve the outstanding Texas sales and use tax matters. Under this settlement arrangement, The Company would be subject to interest and penalties for all open periods totaling $28.0 million.

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

The following table reconciles net cash provided by operating activities, to discretionary cash flow and free cash flow, for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Net cash provided by operating activities	$196,290	$113,378	$366,937	$404,878
Maintenance capital expenditures	(21,372)	(19,765)	(59,077)	(53,737)
Severance expense	—	—	72	376
Transaction expenses (1)	—	1,523	11,615	3,309
Sales tax reserve	—	27,968	—	27,968
Change in operating assets and liabilities	(12,493)	(6,637)	142,122	(26,436)
Other (2)	(3,950)	185	(13,438)	(7,198)
Discretionary cash flow	$158,475	$116,652	$448,231	$349,160
Growth capital expenditures (3)
Compression Infrastructure	(110,795)	(80,330)	(245,152)	(174,279)
Power Infrastructure	(67,873)	—	(220,229)	—
Other capital expenditures (4)	(10,695)	(12,202)	(71,862)	(50,858)
Proceeds from sale of assets	2,809	9,343	10,399	26,949
Free cash flow	$(28,079)	$33,463	$(78,613)	$150,972

(1)
Represents certain costs associated with non-recurring professional services and other costs, primarily related to the acquisition of DPS for the nine months ended September 30, 2026 and the CSI Acquisition and secondary offerings for the three and nine months ended September 30, 2025.

(2)	Includes non-cash lease expense, provision for credit losses and inventory reserve.
(3)
Growth capital expenditures includes a $17.4 million increase and a $10.9 million increase in accrued capital expenditures for the three and nine months ended September 30, 2026, respectively. Growth and other capital expenditures includes a $9.6 million increase and a $13.0 million increase in accrued capital expenditures for the three and nine months ended September 30, 2025, respectively. The change in accrued capital expenditures includes the impact of cash paid to settle amounts previously accrued in connection with the Texas sales tax audit for prior periods, which is reflected in capital expenditures in the condensed consolidated statements of cash flows.

(4)
Other capital expenditures includes a $42.6 million non-cash finance lease addition related to one of our operational offices for the nine months ended September 30, 2026. While included in our other capital expenditure metric, this finance lease commencement is a non-cash activity and therefore is not reflected as a capital expenditure within the investing section of our statement of cash flows.

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
The following tables reconcile net income to adjusted net income and diluted earnings per share to adjusted diluted earnings per share, for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net income (loss)	$71,533	$(14,197)	$141,537	$56,823
Loss on extinguishment of debt	—	—	36,512	—
Severance expense	—	—	72	376
Transaction expenses (1)	—	1,523	11,615	3,309
Sales tax reserve	—	27,968	—	27,968
Loss on disposal of business	—	33,349	—	33,349
Tax effect of adjustments (2)	—	(17,104)	(11,927)	(17,665)
Adjusted net income	$71,533	$31,539	$177,809	$104,160

Weighted-average common shares outstanding:
Diluted	102,191	87,055	95,433	89,667

Diluted earnings (loss) per common share	$0.70	$(0.17)	$1.46	$0.61
Loss on extinguishment of debt	—	—	0.38	—
Severance expense	—	—	—	—
Transaction expenses (1)	—	0.02	0.12	0.04
Sales tax reserve	—	0.32	—	0.31
Loss on disposal of business	—	0.38	—	0.37
Tax effect of adjustments (2)	—	(0.19)	(0.12)	(0.20)
Adjusted diluted earnings per common share	$0.70	$0.36	$1.84	$1.13

(1)
Represents certain costs associated with non-recurring professional services and other costs, primarily related to the acquisition of DPS for the nine months ended September 30, 2026 and the CSI Acquisition and secondary offerings for the three and nine months ended September 30, 2025.

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
As of September 30, 2026 and December 31, 2025, we had $417.5 million and $464.6 million, respectively, outstanding under the ABL Facility with floating interest rate swap notional amounts of $325.0 million and $325.0 million, respectively, attributed to our borrowings under our ABL Facility. Excluding the effect of the interest rate swap, the average annualized interest rate incurred on the ABL Facility for borrowings during the nine months ended September 30, 2026, was approximately 6.12%. We estimate that a 1.0% increase in the applicable average interest rate for the nine months ended September 30, 2026, would have resulted in an estimated $4.1 million increase in ABL-related interest expense excluding the impact of our swaps.

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
Concentration Risk
For the nine months ended September 30, 2026, and year ended December 31, 2025, our four largest customers, which are all investment-grade counterparties, accounted for approximately 30% and 32%, respectively, of our total revenues, with no single customer accounting for more than 15% for either ending period. If any significant customer of ours should discontinue their relationship with us, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2026, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2026, we completed the acquisition of DPS. Management is in the process of integrating DPS’s operations and internal control structure into our overall internal control over financial reporting framework. Other than changes associated with the integration of DPS, there were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors.
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not Applicable.
Item 5.    Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

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

3.3
Certificate of Elimination of Series A Preferred Stock of Kodiak Gas Services, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2026).

4.1	Registration Rights Agreement, dated as of April 1, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kodiak Gas Services, Inc.

Date: November 9, 2026	By:	/s/ John B. Griggs
John B. Griggs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2026	By:	/s/ Ewan W. Hamilton
Ewan W. Hamilton
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)